Form 10-Q
period 1995-03-31
AMERICAN BANCORP INC/LA
filed 1995-05-04
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1995


                         Commission File Number 0-11928



                            AMERICAN BANCORP, INC.
- - - - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           LOUISIANA                                        72-0951347
- - - - - - -------------------------------                    -----------------------------
(State or other jurisdiction of                    (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                        70571-1579
- - - - - - ---------------------------------------                 ------------------------
(Address of principal executive office)                 (Zip Code)


                                (318) 948-3056
- - - - - - --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


                                NOT APPLICABLE
- - - - - - --------------------------------------------------------------------------------
(Former name, address, fiscal year, if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                                ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value------120,000 shares as of April 15, 1995

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH  31,  1995


NOTE - A BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March 31, 1995 & 1994
                                 (In Thousands)

                           NET
                       UNREALIZED
                       GAINS(LOSS)  COMMON             RETAINED
                       SECURITIES   STOCK    SURPLUS   EARNINGS   TOTAL
                       -----------  ------   -------   --------  -------
Balance 12/31/93               $0     $600    $2,150     $2,184   $4,934
Net Income (Loss)                                           187      187
Cash Dividends                                                0        0
Change in Unrealized
      Gains/Losses             98                                     98
                           ------    -----    ------     ------   ------
Balance  3/31/94              $98     $600    $2,150     $2,371   $5,219
                           ======    =====    ======     ======   ======

Balance 12/31/94              ($1)    $600    $2,150     $3,069   $5,818
Net Income (Loss)                                           243      243
Cash Dividends                                                0        0
Change in Unrealized
      Gains/Losses             53                                     53
                           ------    -----    ------     ------   ------
 Balance 3/31/95              $52     $600    $2,150     $3,312   $6,114
                           ======    =====    ======     ======   ======

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            March 31, 1995 and 1994
                                 (In Thousands)


                                                         1995       1994
                                                        ------     ------
ASSETS
- - - - - - ------
    Cash                                                     4          4
    Investment in Subsidiary                             5,991      5,215
    Dividend Receivable                                      0          0
    Due From Subsidiary                                    216          0
                                                        ------     ------
               TOTAL ASSETS                             $6,211     $5,219
                                                        ======     ======

LIABILITIES
- - - - - - -----------

    Federal Income Taxes Payable                            97          0
    Other Liabilities                                        0          0
                                                        ------     ------
               TOTAL LIABILITIES                           $97         $0
                                                        ======     ======

SHAREHOLDERS' EQUITY
- - - - - - --------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                        52         98
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        3,312      2,371
                                                        ------     ------
               TOTAL EQUITY                              6,114      5,219
                                                        ------     ------
               TOTAL LIABILITIES &  EQUITY              $6,211     $5,219
                                                        ======     ======

                            AMERICAN BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1995 and 1994
                                (In Thousands)


                                                        1995       1994
                                                       -------    -------
   ASSETS
   ------
Cash and Due From Banks                                  5,712      3,784
Interest Bearing Deposits                                1,485      4,751
Securities Being Held to Maturity                       16,487     11,845
Securities Available for Sale                            3,427      3,418
Federal Funds Sold                                       2,900      3,425
Loans - Net                                             25,941     25,753
Bank Premises and Equipment                              1,332      1,485
Other Real Estate Owned                                     17         47
Accrued Interest Receivable                                487        331
Deferred Tax Asset                                          35          0
Prepaid Expenses and Other Assets                          313        340
                                                       -------    -------
     TOTAL ASSETS                                      $58,136    $55,179
                                                       =======    =======


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                   14,848     14,084
 Interest Bearing                                       36,935     35,715
                                                       -------    -------
     Total Deposits                                     51,783     49,799
Accrued Interest Payable                                    90         63
Deferred Income Tax Credits                                  0         50
Accrued Expenses and Other Liabilities                     149         48
                                                       -------    -------
     TOTAL LIABILITIES                                 $52,022    $49,960
                                                       -------    -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                        52         98
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        3,312      2,371
                                                       -------    -------
     TOTAL SHAREHOLDERS' EQUITY                         $6,114     $5,219
                                                       -------    -------
     TOTAL LIABILITIES & EQUITY                        $58,136    $55,179
                                                       =======    =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
           For the Three Month Periods Ended March 31, 1995 and 1994
                                 (In Thousands)


                                                       1995       1994
                                                      -----      -----
INCOME FROM SUBSIDIARY
- - - - - - ----------------------

    Dividends                                            $0         $0

OPERATING EXPENSES
- - - - - - ------------------
    Other Expenses                                        0          0
    Interest Expense                                      0          0
                                                      -----      -----
            TOTAL EXPENSES                               $0         $0
                                                      -----      -----
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                               $0         $0

Income tax (benefit)                                      3          0
                                                      -----      -----
Earnings (loss) before equity in undistributed
earnings of subsidiary                                  ($3)        $0

Equity in undistributed earnings of
subsidiary                                              246        187
                                                      -----      -----

    Net Income                                         $243       $187
                                                      =====      =====

                            AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
          For the Three Month Periods Ended March 31, 1995 and 1994
                                (In Thousands)

                                                                          INCREASE
                                                         1995       1994  (DECREASE)
                                                        ------     ------ ---------
INTEREST INCOME:
    Interest and fees on loans                            $627       $542       85
    Interest on investment securities:
       Taxable                                             315        200      115
       Tax-Exempt                                            2          1        1
    Other Interest                                          75         72        3
                                                        ------      -----    -----
       TOTAL INTEREST INCOME                            $1,019       $815      204
                                                        ------      -----    -----
INTEREST EXPENSE:
    Interest on deposits                                  $267       $222       45
    Interest on short-term borrowings                        0          0        0
                                                        ------      -----    -----
       TOTAL INTEREST EXPENSE                             $267       $222       45
                                                        ------      -----    -----
NET INTEREST INCOME                                       $752       $593      159

Provision for possible loan losses                           0          9       (9)
                                                        ------      -----    -----
Net Interest Income after provision for
    possible loan losses                                  $752       $584      168
                                                        ------      -----    -----
NON-INTEREST INCOME:
    Service charges on deposit accounts                   $139       $134        5
    Investment securities gains (losses)                     0          0        0
    Other                                                   31         31        0
                                                        ------      -----    -----
       TOTAL NON-INTEREST INCOME                          $170       $165        5
                                                        ------      -----    -----
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                        $281       $272        9
    Net Occupancy Expense                                  137        135        2
    Net cost of operation of O.R.E.O.                       (1)        (3)       2
    Other                                                  168        158       10
                                                        ------      -----    -----
       TOTAL NON-INTEREST EXPENSE                         $585       $562       23
                                                        ------      -----    -----
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                       $337       $187      150

INCOME TAX (BENEFIT)                                        94          0       94
                                                        ------      -----    -----
   INCOME BEFORE EXTRAORDINARY ITEMS                      $243       $187       56

EXTRAORDINARY ITEMS                                          0          0        0
                                                        ------      -----    -----
   NET INCOME                                             $243       $187       56
                                                        ======      =====    =====
Net income per share of common stock                     $2.03      $1.56    $0.47
                                                        ======      =====    =====

    See Notes to Consolidated Financial Statements

                            AMERICAN BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended March 31, 1995 and 1994




                                                                         1995       1994
                                                                      ---------  ---------
OPERATING ACTIVITIES
  Net income                                                               $243       $187
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Accretion of investment security discounts                              (5)        (2)
     Amortization of investment security premiums                             2          1
     Depreciation                                                            44         42
     Provision for loan losses                                                0          9
     Gain on sale of other real estate                                        0          1
     Gain/loss on sale of property and equipment                              0          0
     Decrease (increase) in accrued interest receivable                     (57)       (53)
     Increase (decrease) in accrued interest payable                         10          1
     Increase (decrease) in other accrued liabilities                       137        (27)
     Decrease(increase) in other asset                                      (26)         0
                                                                      ---------  ---------
        Net cash provided by operating activities                          $348       $159
                                                                      ---------  ---------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities         $81          0
  Proceeds from sales & maturities of held to maturity securities         1,000        420
  Purchases of available for sale securities                               (300)         0
  Purchases of held to maturity securities                               (1,000)    (2,495)
  Net (increase) decrease in interest-bearing deposits with banks           989          0
  Net (increase) decrease in loans                                        1,112        671
  Net decrease (increase) in federal funds sold                           3,150     (1,250)
  Net decrease (increase) in other real estate                                0          0
  Proceeds from sale of assets                                                0        100
  Purchases of property & equipment                                           0        (27)
  Other                                                                     (27)       (27)
                                                                      ---------  ---------
        Net cash provided (used) by investing activities                 $5,005    ($2,608)
                                                                      ---------  ---------


FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits              ($1,144)    $1,521
  Net increase (decrease) in int-bearing deposits                        (6,303)     1,602
  Dividends paid                                                              0          0
                                                                      ---------  ---------
        Net cash provided (used) by financing activities                ($7,447)    $3,123
                                                                      ---------  ---------
        Increase (decrease) in cash and cas                             ($2,094)      $674

     Cash and cash equivalents at beginning of year                       7,806      3,110
                                                                      ---------  ---------
     Cash and cash equivalents at end of period                          $5,712     $3,784
                                                                      =========  =========
     Cash interest income received                                         $962       $762
                                                                      =========  =========
     Cash interest expense paid                                            $257       $221
                                                                      =========  =========
     Cash federal income taxes paid                                          $3         $0
                                                                      =========  =========

                         NOTES TO FINANCIAL STATEMENTS

NONPERFORMING ASSETS:
- - - - - - ---------------------

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield.

See non-performing asset schedule as of March 31, 1995 below:

             Non-Performing Loans:
               Loans on Non-Accrual                                    $5
               Loans past due 90 days or more as to
                  principal or interest, but not on
                  non-accrual                                           1
               Loans & leases restructured and in
                  compliance with terms                                24
                                                                   ------
                                                                      $30
               Other Real Estate and repossessed assets
                  received in complete or partial
                  satisfaction of debt                                 17
                                                                   ------
                     TOTAL NONPERFORMING ASSETS                       $47
                                                                   ======

INVESTMENT SECURITIES:
- - - - - - ----------------------

A comparison of the book value and estimated market value of investment securities as of March 31, 1995 is as follows:

                                             HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                              AMORT    MARKET      AMORT    MARKET
                                              COST     VALUE       COST     VALUE
        U.S. Treasury                         $4,998    $4,989         $0        0
        U.S. Agencies                         11,489    11,219      3,049    3,118
        State & Political Subdivisions             0         0        300      309
                                             -------   -------     ------   ------
                     TOTAL                   $16,487   $16,208     $3,349   $3,427
                                             =======   =======     ======   ======

LOANS:
- - - - - - ------

Major classifications of loans are as follows as of March 31, 1995:

               Commercial, Financial and Agricultural              $5,604
               Real Estate Construction                               232
               Real Estate Mortgage                                16,163
               Consumer Loans                                       3,752
               Industrial Revenue Bonds                               812
                                                                  -------
                     TOTAL LOANS                                  $26,563

               Allowance for possible loan losses                     621
               Unearned income                                          1
                                                                  -------
                                                                  $25,941
                                                                  =======

DEPOSITS

Deposits decreased $7,447,000 or 12.57% since December 31, 1994. The largest percentage of this decrease is attributed to interest bearing deposits which decreased $6,303,000 or 14.58% This decrease is a result of seasonable variations in deposits of a public body of which the Bank acts as fiscal agent.


LOANS

Loans have decreased $1,112,000 or 4.11% since December 31, 1994.


INVESTMENTS

Investments have increased $301,000 or 1.53% since December 31, 1994.


INSIDERS

Directors, Executive Officers and 10% shareholders and their related interest had loans outstanding totaling $1,074,000 at March 31, 1995.


LIQUIDITY

Liquidity is generally defined as the ability to meet cash requirements on a timely basis. Maintenance of an adequate liquidity is essential to the financial structure of a bank. Normal guidelines indicate an adequate liquidity for a bank is 20% of liabilities. The banks liquidity was 51.58% on March 31, 1995.


CAPITAL RESOURCES

Earnings of $243,000 for the first three months of 1995 have increased from $187,000 for the same period in 1994. The equity position of the corporation has improved to 10.52% at March 31, 1995 as compared to 9.46% at March 31, 1994.


RESULTS OF OPERATIONS

As previously stated earnings for the first three months amounted to $243,000.

The provision for loan losses is usually determined by the size of the loan portfolio, the level of non-performing loans to assets, economic conditions, a thorough analysis of borrowers and their financial conditions, and the past history of charge offs. In light of the above factors management has determined the reserve to be adequate. The reserve amounts to $621,000 or 2.34% of the outstanding loans at March 31, 1995.


CONTINGENT LIABILITIES

In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability if any, for any pending litigation is negligible.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMERICAN BANCORP, INC.


   4-27-95                                     /s/ SALVADOR L. DIESI
- - - - - - -------------                                  ---------------------------------
    DATE                                       Salvador L. Diesi
                                               Chairman of the Board / President



   4-26-95                                     /s/ RONALD J. LASHUTE
- - - - - - -------------                                  ---------------------------------
    DATE                                       Ronald J. Lashute
                                               Secretary/Treasurer
                                               of the Board

                              INDEX TO EXHIBITS


Exhibit 27     Financial Data Schedule