Form 10-Q
period 1995-06-30
AMERICAN BANCORP INC/LA
filed 1995-08-07
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1995


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                        72-0951347
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                        70571-1579
---------------------------------------                 ------------------------
(Address of principal executive office)                 (Zip Code)


                               (318) 948-3056
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               NOT APPLICABLE
--------------------------------------------------------------------------------
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

     Common stock, $5 Par Value-------120,000 shares as of July 15, 1995

                            AMERICAN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995


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

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Six Month Periods Ended June 30, 1995 & 1994
                                 (In Thousands)

                           NET
                       UNREALIZED
                       GAINS(LOSS)   COMMON             RETAINED
                       SECURITIES     STOCK   SURPLUS   EARNINGS   TOTAL
                       -----------   ------   -------   --------   ------
Balance 12/31/93               $0      $600    $2,150     $2,184   $4,934
Net Income (Loss)                                            452      452
Cash Dividends                                                 0        0
Change in Unrealized
      Gains/Losses             66                                      66
                           ------     -----    ------     ------   ------
Balance 6/30/94               $66      $600    $2,150     $2,636   $5,452
                           ======     =====    ======     ======   ======

Balance 12/31/94              ($1)     $600    $2,150     $3,069   $5,818
Net Income (Loss)                                            497      497
Cash Dividends                                                 0        0
Change in Unrealized
      Gains/Losses             75                                      75
                           ------     -----    ------     ------   ------
 Balance 6/30/95              $74      $600    $2,150     $3,566   $6,390
                           ======     =====    ======     ======   ======

                            AMERICAN BANCORP, INC.
                            (PARENT COMPANY ONLY)
                                BALANCE SHEET
                            June 30, 1995 and 1994
                                (In Thousands)


ASSETS                                                    1995       1994
------                                                    ----       ----
    Cash                                                     3          5
    Investment in Subsidiary                             6,274      5,376
    Dividend Receivable                                      0          0
    Due From Subsidiary                                    339         71
                                                        ------     ------
               TOTAL ASSETS                             $6,616     $5,452
                                                        ======     ======

LIABILITIES
-----------

    Federal Income Taxes Payable                           226          0
    Other Liabilities                                        0          0
                                                        ------     ------
               TOTAL LIABILITIES                          $226         $0
                                                        ------     ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                        74         66
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        3,566      2,636
                                                        ------     ------
               TOTAL EQUITY                              6,390      5,452
                                                        ------     ------
               TOTAL LIABILITIES & EQUITY               $6,616     $5,452
                                                        ======     ======

                            AMERICAN BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                            June 30, 1995 and 1994
                                (In Thousands)


                                                        1995       1994
                                                       -------    -------
   ASSETS
   ------
Cash and Due From Banks                                  3,655      3,542
Interest Bearing Deposits                                  891      4,256
Securities Being Held to Maturity                       18,998     13,344
Securities Available for Sale                            3,546      3,087
Federal Funds Sold                                       5,400      1,450
Loans - Net                                             26,106     25,939
Bank Premises and Equipment                              1,310      1,447
Other Real Estate Owned                                     14         17
Accrued Interest Receivable                                483        342
Deferred Tax Asset                                          27         16
Prepaid Expenses and Other Assets                          275        295
                                                       -------    -------
     TOTAL ASSETS                                      $60,705    $53,735
                                                       =======    =======


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                   16,146     13,173
 Interest Bearing                                       37,797     34,958
                                                       -------    -------
     Total Deposits                                     53,943     48,131
Accrued Interest Payable                                    99         68
Deferred Income Tax Credits                                  0          0
Accrued Expenses and Other Liabilities                     273         84
                                                       -------    -------
     TOTAL LIABILITIES                                 $54,315    $48,283
                                                       -------    -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                        74         66
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        3,566      2,636
                                                       -------    -------
     TOTAL SHAREHOLDERS' EQUITY                         $6,390     $5,452
                                                       -------    -------
     TOTAL LIABILITIES & EQUITY                        $60,705    $53,735
                                                       =======    =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
            For the Six Month Periods Ended June 30, 1995 and 1994
                                 (In Thousands)


                                                       1995       1994
                                                       ----       ----
INCOME FROM SUBSIDIARY
----------------------

    Dividends                                            $0         $0

OPERATING EXPENSES
------------------
    Other Expenses                                        4          0
    Interest Expense                                      0          0
                                                      -----      -----
            TOTAL EXPENSES                               $4         $0
                                                      -----      -----
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                              ($4)        $0

Income tax (benefit)                                      5        (71)
                                                      -----      -----
Earnings (loss) before equity in undistributed
earnings of subsidiary                                  ($9)       $71

Equity in undistributed earnings of
subsidiary                                              506        381
                                                      -----      -----

    Net Income                                         $497       $452
                                                      =====      =====

                            AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
            For the Six Month Periods Ended June 30, 1995 and 1994
                                (In Thousands)

                                                                           INCREASE
                                                          1995       1994 (DECREASE)
                                                        ------     ------ ---------
INTEREST INCOME:
    Interest and fees on loans                          $1,278     $1,100      178
    Interest on investment securities:
       Taxable                                             652        423      229
       Tax-Exempt                                            9          2        7
    Other Interest                                         156        143       13
                                                        ------     ------   ------
       TOTAL INTEREST INCOME                            $2,095     $1,668      427
                                                        ------     ------   ------
INTEREST EXPENSE:
    Interest on deposits                                  $556       $454      102
    Interest on short-term borrowings                        0          0        0
                                                        ------     ------   ------
       TOTAL INTEREST EXPENSE                             $556       $454      102
                                                        ------     ------   ------
NET INTEREST INCOME                                     $1,539     $1,214      325

Provision for possible loan losses                           0         12      (12)
                                                        ------     ------   ------
Net Interest Income after provision for
    possible loan losses                                $1,539     $1,202      337
                                                        ------     ------   ------
NON-INTEREST INCOME:
    Service charges on deposit accounts                   $275       $271        4
    Investment securities gains (losses)                     0          0        0
    Other                                                   50         51       (1)
                                                        ------     ------   ------
       TOTAL NON-INTEREST INCOME                          $325       $322        3
                                                        ------     ------   ------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                        $554       $550        4
    Net Occupancy Expense                                  274        272        2
    Net cost of operation of O.R.E.O.                       (1)        (1)       0
    Other                                                  318        301       17
                                                        ------     ------   ------
       TOTAL NON-INTEREST EXPENSE                       $1,145     $1,122       23
                                                        ------     ------   ------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                       $719       $402      317

INCOME TAX (BENEFIT)                                       222        (50)     272
                                                        ------     ------   ------
   INCOME BEFORE EXTRAORDINARY ITEMS                      $497       $452       45

EXTRAORDINARY ITEMS                                          0          0        0
                                                        ------     ------   ------
   NET INCOME                                             $497       $452       45
                                                        ======     ======   ======
Net income per share of common stock                     $4.14      $3.77    $0.38
                                                        ======     ======   ======

  See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Month Periods Ended June 30, 1995 and 1994




                                                                           1995       1994
                                                                        ---------- ----------
OPERATING ACTIVITIES
  Net income                                                                 $497       $452
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Accretion of investment security discounts                               (11)        (4)
     Amortization of investment security premiums                               5          2
     Depreciation                                                              87         85
     Provision for loan losses                                                  0         12
     Gain on sale of other real estate                                          0          1
     Gain/loss on sale of property and equipment                                0          0
     Decrease (increase) in accrued interest receivable                       (53)       (64)
     Increase (decrease) in accrued interest payable                           19          6
     Increase (decrease) in other accrued liabilities                         261        (25)
     Decrease(increase) in other asset                                        (27)       (17)
                                                                        ---------  ---------
        Net cash provided by operating activities                            $778       $448
                                                                        ---------  ---------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities          $205          0
  Proceeds from sales & maturities of held to maturity securities           2,500      3,188
  Purchases of available for sale securities                                 (504)         0
  Purchases of held to maturity securities                                 (5,012)    (6,479)
  Net (increase) decrease in interest-bearing deposits with banks           1,583        495
  Net (increase) decrease in loans                                            947        482
  Net decrease (increase) in federal funds sold                               650        725
  Net decrease (increase) in other real estate                                  0          0
  Proceeds from sale of assets                                                  0        130
  Purchases of property & equipment                                           (22)       (32)
  Other                                                                        11         19
                                                                        ---------  ---------
        Net cash provided (used) by investing activities                     $358    ($1,472)
                                                                        ---------  ---------


FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits                   $154       $610
  Net increase (decrease) in int-bearing deposits                          (5,441)       846
  Dividends paid                                                                0          0
                                                                        ---------  ---------
        Net cash provided (used) by financing activities                  ($5,287)    $1,456
                                                                        ---------  ---------
        Increase (decrease) in cash and cash equivalents                  ($4,151)      $432

     Cash and cash equivalents at beginning of year                         7,806      3,110
                                                                        ---------  ---------
     Cash and cash equivalents at end of period                            $3,655     $3,542
                                                                        =========  =========
     Cash interest income received                                         $2,042     $1,604
                                                                        =========  =========
     Cash interest expense paid                                              $537       $448
                                                                        =========  =========
     Cash federal income taxes paid                                            $5         $0
                                                                        =========  =========

                         NOTES TO FINANCIAL STATEMENTS

NONPERFORMING ASSETS:

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield.

See non-performing asset schedule as of June 30, 1995 below:

             Non-Performing Loans:
               Loans on Non-Accrual                                    $2
               Loans past due 90 days or more as to
                  principal or interest, but not on
                  non-accrual                                          11
               Loans & leases restructured and in
                  compliance with terms                                23
                                                                   ------
                                                                      $36
               Other Real Estate and repossessed assets
                  received in complete or partial
                  satisfaction of debt                                 14
                                                                   ------
                     TOTAL NONPERFORMING ASSETS                       $50
                                                                   ======

INVESTMENT SECURITIES:

A comparison of the book value and estimated market value of investment securities as of June 30, 1995 is as follows:

                                             HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                              AMORT    MARKET     AMORT   MARKET
                                              COST     VALUE       COST    VALUE
        U.S. Treasury                         $5,510    $5,513       $0        0
        U.S. Agencies                         13,488    13,476    2,931    3,028
        State & Political Subdivisions             0         0      503      518
                                            --------   -------   ------   ------
                     TOTAL                   $18,998   $18,989   $3,434   $3,546
                                            ========   =======   ======   ======

LOANS:

Major classifications of loans are as follows as of June 30, 1995:

               Commercial, Financial and Agricultural              $5,794
               Real Estate Construction                                29
               Real Estate Mortgage                                16,285
               Consumer Loans                                       3,846
               Industrial Revenue Bonds                               773
                                                                  -------
                     TOTAL LOANS                                  $26,727

               Allowance for possible loan losses                     621
               Unearned income                                          0
                                                                  -------
                                                                  $26,106
                                                                  =======

DEPOSITS

Deposits decreased $5,287,000 or 8.93% since December 31, 1994. The largest percentage of this decrease is attributed to interest bearing deposits which decreased $5,441,000 or 12.58% This decrease is a result of seasonable variations in deposits of a public body of which the Bank acts as fiscal agent.

LOANS

Loans have decreased $947,000 or 3.50% since December 31, 1994.

INVESTMENTS

Investments have increased $2,931,000 or 14.94% since December 31, 1994.

INSIDERS

Directors, Executive Officers and 10% shareholders and their related interest had loans outstanding totaling $1,065,000 at June 30, 1995.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash requirements on a timely basis. Maintenance of an adequate liquidity is essential to the financial structure of a bank. Normal guidelines indicate an adequate liquidity for a bank is 20% of liabilities. The banks liquidity was 55.49% on June 30, 1995.

CAPITAL RESOURCES

Earnings of $497,000 for the first six months of 1995 have increased from $452,000 for the same period in 1994. The equity position of the corporation has improved to 10.53% at June 30, 1995 as compared to 10.15% at June 30, 1994.


RESULTS OF OPERATIONS

As previously stated earnings for the first six months amounted to $497,000.

The provision for loan losses is usually determined by the size of the loan portfolio, the level of non-performing loans to assets, economic conditions, a thorough analysis of borrowers and their financial conditions, and the past history of charge offs. In light of the above factors management has determined the reserve to be adequate. The reserve amounts to $621,000 or 2.32% of the outstanding loans at June 30, 1995.

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


                                        AMERICAN BANCORP, INC.


August 3, 1995                          /s/ SALVADOR L. DIESI
---------------                         ---------------------------------
    DATE                                Salvador L. Diesi
                                        Chairman of the Board / President



August 3, 1995                          /s/ RONALD J. LASHUTE
---------------                         ---------------------------------
    DATE                                Ronald J. Lashute
                                        Secretary/Treasurer
                                        of the Board

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27            Financial Data Schedule
