Form 10-Q
period 1995-09-30
AMERICAN BANCORP INC/LA
filed 1995-11-01
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO_____


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value----120,000 shares as of October 15,1995

                           AMERICAN BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER  30,  1995


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

                           AMERICAN BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Nine Month Periods Ended September 30, 1995 & 1994
                               (In Thousands)




                                                  NET
                                               UNREALIZED
                                               GAINS(LOSS)        COMMON                              RETAINED
                                               SECURITIES         STOCK           SURPLUS             EARNINGS         TOTAL
                                               ----------       ---------        ---------            ---------       ---------
Balance 12/31/93                                      $0            $600           $2,150               $2,184          $4,934
Net Income (Loss)                                                                                          717             717
Cash Dividends                                                                                               0               0
Change in Unrealized
      Gains/Losses                                    41                                                                    41
                                               ---------       ---------        ---------            ---------       ---------
Balance  9/30/94                                     $41            $600           $2,150               $2,901          $5,692
                                               =========       =========        =========            =========       =========

Balance 12/31/94                                     ($1)           $600           $2,150               $3,069          $5,818
Net Income (Loss)                                                                                          770             770
Cash Dividends                                                                                               0               0
Change in Unrealized
      Gains/Losses                                    83                                                                    83
                                               ---------       ---------        ---------            ---------       ---------
 Balance 9/30/95                                     $82            $600           $2,150               $3,839          $6,671
                                               =========       =========        =========            =========       =========



                            AMERICAN BANCORP, INC.
                            (PARENT COMPANY ONLY)
                                BALANCE SHEET
                        September 30,  1995 and 1994
                                (In Thousands)



ASSETS                                                                1995                 1994
------                                                                ----                 ----
    Cash                                                                 3                    4
    Investment in Subsidiary                                         6,557                5,557
    Dividend Receivable                                                  0                    0
    Due From Subsidiary                                                472                  131
                                                                    ------               ------
                           TOTAL ASSETS                             $7,032               $5,692
                                                                    ======               ======

LIABILITIES
-----------

    Federal Income Taxes Payable                                       361                    0
    Other Liabilities                                                    0                    0
                                                                    ------               ------
                           TOTAL LIABILITIES                          $361                   $0
                                                                    ------               ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                                    82                   41
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                             600                  600
Surplus                                                              2,150                2,150
Retained Earnings                                                    3,839                2,901
                                                                    ------               ------
                           TOTAL EQUITY                              6,671                5,692
                                                                    ------               ------
                           TOTAL LIABILITIES &  EQUITY              $7,032               $5,692
                                                                    ======               ======




                            AMERICAN BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1995 and 1994
                                (In Thousands)




                                                                           1995                1994
                                                                         -------              -------
     ASSETS
     ------
Cash and Due From Banks                                                    4,284                4,510
Interest Bearing Deposits                                                    694                3,266
Securities Being Held to Maturity                                         18,502               13,830
Securities Available for Sale                                              4,439                2,918
Federal Funds Sold                                                         1,750                  650
Loans - Net                                                               26,032               27,274
Bank Premises and Equipment                                                1,271                1,415
Other Real Estate Owned                                                       14                   17
Accrued Interest Receivable                                                  659                  398
Deferred Tax Asset                                                            28                   32
Prepaid Expenses and Other Assets                                            421                  302
                                                                         -------              -------
     TOTAL ASSETS                                                        $58,094              $54,612
                                                                         =======              =======


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                                     16,225               13,712
 Interest Bearing                                                         34,648               35,060
                                                                         -------              -------
     Total Deposits                                                       50,873               48,772
Accrued Interest Payable                                                      99                   75
Deferred Income Tax Credits                                                    0                    0
Accrued Expenses and Other Liabilities                                       451                   73
                                                                         -------              -------
     TOTAL LIABILITIES                                                   $51,423              $48,920
                                                                         -------              -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                                          82                   41
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                                   600                  600
Surplus                                                                    2,150                2,150
Retained Earnings                                                          3,839                2,901
                                                                         -------              -------
     TOTAL SHAREHOLDERS' EQUITY                                           $6,671               $5,692
                                                                         -------              -------
     TOTAL LIABILITIES & EQUITY                                          $58,094              $54,612
                                                                         =======              =======



See Notes to Financial Statements.

                            AMERICAN BANCORP, INC.
                            (PARENT COMPANY ONLY)
                               INCOME STATEMENT
        For the Nine Month Periods Ended September  30, 1995 and 1994
                                (In Thousands)


                                                                           1995                 1994
                                                                           ----                 ----
   INCOME FROM SUBSIDIARY
   ----------------------

       Dividends                                                             $0                   $0

   OPERATING EXPENSES
   ------------------
       Other Expenses                                                         4                    0
       Interest Expense                                                       0                    0
                                                                          -----                -----
                           TOTAL EXPENSES                                    $5                   $0
                                                                          -----                -----
   Earnings (loss) before income tax benefit
   and equity in undistributed earnings of
   subsidiary                                                               ($5)                  $0

   Income tax (benefit)                                                       7                 (131)
                                                                          -----                -----
   Earnings (loss) before equity in undistributed
   earnings of subsidiary                                                  ($12)                $131

   Equity in undistributed earnings of
   subsidiary                                                               782                  586
                                                                          -----                -----

       Net Income                                                          $770                 $717
                                                                          =====                =====


                            AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
         For the Nine Month Periods Ended September 30, 1995 and 1994
                                (In Thousands)



                                                                                                            INCREASE
                                                                          1995                 1994        (DECREASE)
                                                                        --------             --------      ----------
INTEREST INCOME:
    Interest and fees on loans                                            $1,937               $1,705             232
    Interest on investment securities:
       Taxable                                                             1,016                  659             357
       Tax-Exempt                                                             19                    3              16
    Other Interest                                                           206                  202               4
                                                                        --------             --------        --------
       TOTAL INTEREST INCOME                                              $3,178               $2,569             609
                                                                        --------             --------        --------
INTEREST EXPENSE:
    Interest on deposits                                                    $853                 $693             160
    Interest on short-term borrowings                                          0                    0               0
                                                                        --------             --------        --------
       TOTAL INTEREST EXPENSE                                               $853                 $693             160
                                                                        --------             --------        --------
NET INTEREST INCOME                                                       $2,325               $1,876             449

Provision for possible loan losses                                             0                   12             (12)
                                                                        --------             --------        --------
Net Interest Income after provision for
    possible loan losses                                                  $2,325               $1,864             461
                                                                        --------             --------        --------
NON-INTEREST INCOME:
    Service charges on deposit accounts                                     $409                 $412              (3)
    Investment securities gains (losses)                                       0                    0               0
    Other                                                                     69                   70              (1)
                                                                        --------             --------        --------
       TOTAL NON-INTEREST INCOME                                            $478                 $482              (4)
                                                                        --------             --------        --------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                          $838                 $830               8
    Net Occupancy Expense                                                    424                  411              13
    Net cost of operation of O.R.E.O.                                         (3)                  (2)             (1)
    Other                                                                    420                  443             (23)
                                                                        --------             --------        --------
       TOTAL NON-INTEREST EXPENSE                                         $1,679               $1,682              (3)
                                                                        --------             --------        --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                                       $1,124                 $664             460

INCOME TAX (BENEFIT)                                                         354                  (53)            407
                                                                        --------             --------        --------
   INCOME BEFORE EXTRAORDINARY ITEMS                                        $770                 $717              53

EXTRAORDINARY ITEMS                                                            0                    0               0
                                                                        --------             --------        --------
   NET INCOME                                                               $770                 $717              53
                                                                        ========             ========        ========
Net income per share of common stock                                       $6.42                $5.98           $0.44
                                                                        ========             ========        ========


See Notes to Consolidated Financial Statements

                            AMERICAN BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Month Periods Ended  September  30, 1995 and 1994




                                                                                             1995                 1994
                                                                                          ----------           ----------
 OPERATING ACTIVITIES
   Net income                                                                                   $770                 $717
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of investment security discounts                                                 (16)                  (6)
      Amortization of investment security premiums                                                 8                    3
      Depreciation                                                                               131                  129
      Provision for loan losses                                                                    0                   12
      Wite down of other real estate                                                               3                   (1)
      Gain/loss on sale of property and equipment                                                  0                    0
      Decrease (increase) in accrued interest receivable                                        (229)                (120)
      Increase (decrease) in accrued interest payable                                             19                   13
      Increase (decrease) in other accrued liabilities                                           438                    0
      Decrease(increase) in other asset                                                          (27)                 (32)
                                                                                          ----------           ----------
         Net cash provided by operating activities                                            $1,097                 $715
                                                                                          ----------           ----------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities                            $642                    0
   Proceeds from sales & maturities of held to maturity securities                             3,500                3,848
   Purchases of available for sale securities                                                 (1,824)                   0
   Purchases of held to maturity securities                                                   (5,511)              (7,554)
   Net (increase) decrease in interest-bearing deposits with banks                             1,780                1,485
   Net (increase) decrease in loans                                                            1,021                 (853)
   Net decrease (increase) in federal funds sold                                               4,300                1,525
   Net decrease (increase) in other real estate                                                    0                    0
   Proceeds from sale of assets                                                                    0                  130
   Purchases of property & equipment                                                             (27)                 (44)
   Other                                                                                        (143)                  53
                                                                                          ----------           ----------
         Net cash provided (used) by investing activities                                     $3,738              ($1,410)
                                                                                          ----------           ----------


 FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits                                     $233               $1,148
   Net increase (decrease) in int-bearing deposits                                            (8,590)                 947
   Dividends paid                                                                                  0                    0
                                                                                          ----------           ----------
         Net cash provided (used) by financing activities                                    ($8,357)              $2,095
                                                                                          ----------           ----------
         Increase (decrease) in cash and cash equivalents                                    ($3,522)              $1,400

      Cash and cash equivalents at beginning of year                                           7,806                3,110
                                                                                          ----------           ----------
      Cash and cash equivalents at end of period                                              $4,284               $4,510
                                                                                          ==========           ==========
      Cash interest income received                                                           $2,949               $2,449
                                                                                          ==========           ==========
      Cash interest expense paid                                                                $834                 $680
                                                                                          ==========           ==========
      Cash federal income taxes paid                                                              $7                   $0
                                                                                          ==========           ==========



                        NOTES TO FINANCIAL STATEMENTS

NONPERFORMING ASSETS:
----------------------------

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield.

See non-performing asset schedule as of September 30, 1995 below:



   Non-Performing Loans:
                 Loans on Non-Accrual                                                                                    $2
                 Loans past due 90 days or more as to
                    principal or interest, but not on
                    non-accrual                                                                                           8
                 Loans & leases restructured and in
                    compliance with terms                                                                                18
                                                                                                                  ---------
                                                                                                                        $28
                 Other Real Estate and repossessed assets
                    received in complete or partial
                    satisfaction of debt                                                                                 14
                                                                                                                  ---------
                       TOTAL NONPERFORMING ASSETS                                                                       $42
                                                                                                                  =========


INVESTMENT SECURITIES:
----------------------------

A comparison of the book value and estimated market value of investment securities as of September 30, 1995 is as follows:



                                                       HELD-TO-MATURITY                    AVAILABLE-FOR-SALE

                                                   AMORT            MARKET                AMORT          MARKET
                                                    COST             VALUE                 COST           VALUE
                                                ------------       ----------           ----------      ----------
U.S. Treasury                                         $5,509           $5,547                   $0               0
U.S. Agencies                                         12,993           12,977                3,311           3,409
State & Political Subdivisions                             0                0                1,003            1030
                                                ------------       ----------           ----------      ----------
                         TOTAL                       $18,502          $18,524               $4,314          $4,439
                                                ============       ==========           ==========      ==========


LOANS:
------------

Major classifications of loans are as follows as of September 30, 1995:



Commercial, Financial and Agricultural                                                              $5,812
Real Estate Construction                                                                                85
Real Estate Mortgage                                                                                15,857
Consumer Loans                                                                                       4,154
Industrial Revenue Bonds                                                                               746
                                                                                                ----------
      TOTAL LOANS                                                                                  $26,654

Allowance for possible loan losses                                                                     622
Unearned income                                                                                          0
                                                                                                ----------
                                                                                                   $26,032
                                                                                                ==========



DEPOSITS

Deposits decreased $8,357,000 or 14.11% since December 31, 1994. The largest percentage of this decrease is attributed to interest bearing deposits which decreased $8,590,000 or 19.87% This decrease is a result of seasonable variations in deposits of a public body of which the Bank acts as fiscal agent.


LOANS

Loans have decreased $1,021,000 or 3.77% since December 31, 1994.


INVESTMENTS

Investments have increased $3,327,000 or 16.96% since December 31, 1994.


INSIDERS

Directors, Executive Officers and 10% shareholders and their related interest had loans outstanding totaling $1,117,000 at September 30, 1995.


LIQUIDITY

Liquidity is generally defined as the ability to meet cash requirements on a timely basis. Maintenance of an adequate liquidity is essential to the financial structure of a bank. Normal guidelines indicate an adequate liquidity for a bank is 20% of liabilities. The banks liquidity was 53.35% on September 30, 1995.


CAPITAL RESOURCES

Earnings of $770,000 for the first nine months of 1995 have increased from $717,000 for the same period in 1994. The equity position of the corporation has improved to 11.48% at September 30, 1995 as compared to 10.42% at September 30, 1994.


RESULTS OF OPERATIONS

As previously stated earnings for the first nine months amounted to $770,000.

The provision for loan losses is usually determined by the size of the loan portfolio, the level of non-performing loans to assets, economic conditions, a thorough analysis of borrowers and their financial conditions, and the past history of charge offs. In light of the above factors management has determined the reserve to be adequate. The reserve amounts to $622,000 or 2.33% of the outstanding loans at September 30, 1995.


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


                                             AMERICAN BANCORP, INC.


  10/26/95                                   /s/ SALVADOR L. DIESI
---------------                              -----------------------
    DATE                                     Salvador L. Diesi
                                             Chairman of the Board / President



  10/26/95                                   /s/ RONALD J. LASHUTE]
---------------                              -----------------------
    DATE                                     Ronald J. Lashute
                                             Secretary/Treasurer
                                             of the Board

                              INDEX TO EXHIBITS




          EXHIBIT
          NUMBER                                DESCRIPTION
      --------------                         -------------------
            27                               Financial Data Schedule

