Form 10-Q/A
period 1995-03-31
AMERICAN BANCORP INC/LA
filed 1995-12-01
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1995


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                        72-0951347
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                      70571-1579
---------------------------------------             ----------------------------
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

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                          March  31,  1995  and  1994
                                 (In Thousands)


ASSETS                                                                                                  1995             1994
------                                                                                                  ----             ----
    Cash                                                                                                    4                4
    Investment in Subsidiary                                                                            5,991            5,215
    Dividend Receivable                                                                                     0                0
    Due From Subsidiary                                                                                   216                0
                                                                                                       ------           ------
                 TOTAL ASSETS                                                                          $6,211           $5,219
                                                                                                       ======           ======

LIABILITIES
-----------

    Federal Income Taxes Payable                                                                           97                0
    Other Liabilities                                                                                       0                0
                                                                                                       ------           ------
                 TOTAL LIABILITIES                                                                        $97               $0
                                                                                                       ------           ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                                                                       52               98
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                                                                600              600
Surplus                                                                                                 2,150            2,150
Retained Earnings                                                                                       3,312            2,371
                                                                                                       ------           ------
                 TOTAL EQUITY                                                                           6,114            5,219
                                                                                                       ------           ------
                 TOTAL LIABILITIES &  EQUITY                                                           $6,211           $5,219
                                                                                                       ======           ======


                            AMERICAN  BANCORP,  INC.
                          CONSOLIDATED BALANCE SHEETS
                          March  31,  1995  and  1994
                                 (In Thousands)


                                                                                        1995                           1994
     ASSETS                                                                           -------                         -------
   ------
Cash and Due From Banks                                                                 5,712                           3,784
Interest Bearing Deposits                                                               1,485                           4,751
Securities Held to Maturity                                                            16,487                          11,845
Securities Available for Sale                                                           3,427                           3,418
Federal Funds Sold                                                                      2,900                           3,425
Loans - Net                                                                            25,941                          25,753
Bank Premises and Equipment                                                             1,332                           1,485
Other Real Estate Owned                                                                    17                              47
Accrued Interest Receivable                                                               487                             331
Deferred Tax Asset                                                                         35                               0
Prepaid Expenses and Other Assets                                                         313                             340
                                                                                      -------                         -------
     TOTAL ASSETS                                                                     $58,136                         $55,179
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

   OPERATING EXPENSES
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
                                                                           =====                           =====

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Three Month Periods Ended  March  31, 1995 and 1994
                                 (In Thousands)

                                                                                                       INCREASE
                                                                     1995                  1994       (DECREASE)
INTEREST INCOME:                                                   -------               -------      ----------
    Interest and fees on loans                                        $627                  $542              85
    Interest on investment securities:
       Taxable                                                         315                   200             115
       Tax-Exempt                                                        2                     1               1
    Other Interest                                                      75                    72               3
                                                                   -------               -------         -------
       TOTAL INTEREST INCOME                                        $1,019                  $815             204
                                                                   -------               -------         -------
INTEREST EXPENSE:
    Interest on deposits                                              $267                  $222              45
    Interest on short-term borrowings                                    0                     0               0
                                                                   -------               -------         -------
       TOTAL INTEREST EXPENSE                                         $267                  $222              45
                                                                   -------               -------         -------
NET INTEREST INCOME                                                   $752                  $593             159

Provision for possible loan losses                                       0                     9              (9)
                                                                   -------               -------         -------
Net Interest Income after provision for
    possible loan losses                                              $752                  $584             168
                                                                   -------               -------         -------
NON-INTEREST INCOME:
    Service charges on deposit accounts                               $139                  $134               5
    Investment securities gains (losses)                                 0                     0               0
    Other                                                               31                    31               0
                                                                   -------               -------         -------
       TOTAL NON-INTEREST INCOME                                      $170                  $165               5
                                                                   -------               -------         -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                    $281                  $272               9
    Net Occupancy Expense                                              137                   135               2
    Net cost of operation of O.R.E.O.                                   (1)                   (3)              2
    Other                                                              168                   158              10
                                                                   -------               -------         -------
       TOTAL NON-INTEREST EXPENSE                                     $585                  $562              23
                                                                   -------               -------         -------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                                   $337                  $187             150

INCOME TAX (BENEFIT)                                                    94                     0              94
                                                                   -------               -------         -------
   INCOME BEFORE EXTRAORDINARY ITEMS                                  $243                  $187              56

EXTRAORDINARY ITEMS                                                      0                     0               0
                                                                   -------               -------         -------
   NET INCOME                                                         $243                  $187              56
                                                                   =======               =======         =======
Net income per share of common stock                                 $2.03                 $1.56           $0.47
                                                                   =======               =======         =======
    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March  31, 1995 & 1994
                                 (In Thousands)

                                                 NET
                                             UNREALIZED
                                             GAINS(LOSS)    COMMON                       RETAINED
                                             SECURITIES     STOCK         SURPLUS        EARNINGS        TOTAL
                                             -----------    -------       -------        --------        ------

          Balance 12/31/93                           $0       $600        $2,150         $2,184          $4,934
          Net Income (Loss)                                                                 187             187
          Cash Dividends                                                                      0               0
          Change in Unrealized
                Gains/Losses                         98                                                      98
                                                 ------     ------        ------         ------          ------
          Balance  3/31/94                          $98       $600        $2,150         $2,371          $5,219
                                                 ======     ======        ======         ======          ======

          Balance 12/31/94                          ($1)      $600        $2,150         $3,069          $5,818
          Net Income (Loss)                                                                 243             243
          Cash Dividends                                                                      0               0
          Change in Unrealized
                Gains/Losses                         53                                                      53
                                                 ------     ------        ------         ------          ------
           Balance 3/31/95                          $52       $600        $2,150         $3,312          $6,114
                                                 ======     ======        ======         ======          ======

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended  March  31, 1995 and 1994

                                                                                           1995                             1994
                                                                                         --------                         -------
 OPERATING ACTIVITIES
   Net income                                                                                $243                            $187
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of investment security discounts                                               (5)                             (2)
      Amortization of investment security premiums                                              2                               1
      Depreciation                                                                             44                              42
      Provision for loan losses                                                                 0                               9
      Gain on sale of other real estate                                                         0                               1
      Gain/loss on sale of property and equipment                                               0                               0
      Decrease (increase) in accrued interest receivable                                      (57)                            (53)
      Increase (decrease) in accrued interest payable                                          10                               1
      Increase (decrease) in other accrued liabilities                                        137                             (27)
      Decrease(increase) in other asset                                                       (26)                              0
                                                                                -----------------              ------------------
         Net cash provided by operating activities                                           $348                            $159
                                                                                -----------------              ------------------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities                          $81                               0
   Proceeds from sales & maturities of held to maturity securities                          1,000                             420
   Purchases of available for sale securities                                                (300)                              0
   Purchases of held to maturity securities                                                (1,000)                         (2,495)
   Net (increase) decrease in interest-bearing deposits with banks                            989                               0
   Net (increase) decrease in loans                                                         1,112                             671
   Net decrease (increase) in federal funds sold                                            3,150                          (1,250)
   Net decrease (increase) in other real estate                                                 0                               0
   Proceeds from sale of assets                                                                 0                             100
   Purchases of property & equipment                                                            0                             (27)
   Other                                                                                      (27)                            (27)
                                                                                -----------------              ------------------
         Net cash provided (used) by investing activities                                  $5,005                         ($2,608)
                                                                                -----------------              ------------------


 FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits                               ($1,144)                         $1,521
   Net increase (decrease) in int-bearing deposits                                         (6,303)                          1,602
   Dividends paid                                                                               0                               0
                                                                                -----------------              ------------------
         Net cash provided (used) by financing activities                                 ($7,447)                         $3,123
                                                                                -----------------              ------------------
         Increase (decrease) in cash and cash equivalents                                 ($2,094)                           $674

      Cash and cash equivalents at beginning of year                                        7,806                           3,110
                                                                                -----------------              ------------------
      Cash and cash equivalents at end of period                                           $5,712                          $3,784
                                                                                =================              ==================
      Cash interest income received                                                          $962                            $762
                                                                                =================              ==================
      Cash interest expense paid                                                             $257                            $221
                                                                                =================              ==================
      Cash federal income taxes paid                                                           $3                              $0
                                                                                =================              ==================

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March  31,  1995


NOTE 1 - A BASIS OF PRESENTATION

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and
               Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included.


NOTE 2 - IMPAIRED LOANS

                       On January 1, 1995 the Company adopted Statement of
                Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption of SFAS No. 114 did not have a material impact on the financial condition or operating results of the Company. Interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income.

                As it relates to in-substance foreclosures, SFAS No. 114 requires that a creditor continue to follow loan classification on the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures in foreclosed assets to transfer to nonperforming loans and no related reserve for losses to transfer to the reserve for possible loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

      The Company reported net income of $ 243,000 for the first three months of 1995 compared to $ 187,000 for the same period of 1994. On a per share basis, the income was $ 2.03 for the first quarter of 1995 compared to $ 1.56 for the same period of 1994. The Company recorded a provision for possible loan losses of $ 0 and $ 9,000 for the three months ended March 31, 1995 and 1994, respectively. Net interest income increased 29% to $ 752,000 for the first quarter of 1995 compared to $ 584,000 for the same period of 1994.

      Total assets were $ 58,136,000 at March 31, 1995, an increase of $ 2,957,000 from March 31, 1994. Of this $ 1,220,000 is attributed to an increase in interest bearing demand deposit accounts. These deposits were held in short-term federal funds sold and investment securities. Loans remain fairly constant at $ 25,941,000 and $ 25,753,000 at March 31, 1995 and 1994,
respectively.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the three months ended March 31, 1995 totaled $ 752,000, a $ 159,000 increase from the same period in 1994. Factors contributing to this increase include an increase in the average rate earned on taxable investment securities, federal funds sold, and the loan portfolio. Also, contributing to the increase was an increase in the average balance of taxable investment securities. These positive factors were partially offset by the average balances and rate paid on interest bearing deposits increasing. The overall effect of volume and rate changes on net interest income during the first quarter of 1995 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for the first quarter of 1995 compared to $ 9,000 for the same period of 1994. The absence of a provision in 1995 is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstnding loans, the allowance for possible loan losses was 2.34% and 2.33% at March 31, 1995 and 1994, respectively.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the three month periods ended March 31, 1995 and 1994. The $ 5,000 increase in noninterest income for the first quarter of 1995 is the result of a $ 5,000 increase in total service charges on deposit account as compared to the same period of 1994.
There were no securities gains in the first three months of 1995 or of 1994.


      NONINTEREST EXPENSE. For the first three months of 1995 noninterest expense increased $ 23,000 or 4.0% compared to the same period in 1994.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 9,000 or 3% for the first three months of 1995 as compared to the same period in 1994.

Other expenses increased by $ 10,000 or 6.3 % for the first three months of 1995 as compared to the same period in 1994. Professional fees increased by $ 8,000 in the first three months of 1995 as compared to the same period of 1994. The 1995 level of professional fees was higher due to bank consultant research into bank operation efficiency. Deposit insurance premiums increased by $ 4,000 or 15 % in the first three months of 1995 as compared to the same period of 1994. This increase is the result in the increase in deposit accounts.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 94,000 in the first quarter of 1995 as compared to no provisions recorded in the first half of 1994. In 1994, the Company had net operating losses carryforwards available to offset net taxable income. Therefore, no provision for income taxes was necessary.

FINANCIAL CONDITION

      LOANS.  Loans were $ 25,941,000 at March 31, 1995; up by $ 188,000 or . 7
% from March 31, 1994.  Loan demand remains flat in the area.


TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                                   March 31, 1995                   March 31, 1994
                                                                 -------------------                ---------------
          Commercial, Financial and Agricultural                             $5,604                        $4,090
          Real Estate Construction                                              232                           283
          Real Estate Mortgage                                               16,163                        17,488
          Consumer Loans                                                      3,752                         3,543
          Industrial Revenue Bonds                                              812                           970
                                                                         ----------                    ----------
                TOTAL LOANS                                                 $26,563                       $26,374

          Allowance for possible loan losses                                    621                           616
          Unearned income                                                         1                             5
                                                                         ----------                    ----------
                                                                            $25,941                       $25,753
                                                                         ==========                    ==========



      SECURITIES HELD TO MATURITY. Securities held to maturity were $ 16,487,000 at March 31, 1995; up by $ 4,642,000 or 39 % from March 31, 1994.
The increase is the result of the investment of deposit growth and low loan demand.


      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 3,427,000 at March 31, 1995; up by $ 9,000 or . 3 % from March 31, 1994.
Securities classified as available for sale are primarily mortgage backed securities and municipal securities.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                                                         March  31,  1995
                                                              --------------------------------------------------------------------
                                                                   HELD-TO-MATURITY                           AVAILABLE-FOR-SALE
                                                                AMORT            MARKET                     AMORT           MARKET
                                                                COST             VALUE                      COST            VALUE

        U.S. Treasury                                          $4,998            $4,989                        $0               0
        U.S. Agencies                                          11,489            11,219                     3,049           3,118
        State & Political Subdivisions                              0                 0                       300             309
                                                              -------           -------                    ------          ------
                            TOTAL                             $16,487           $16,208                    $3,349          $3,427
                                                              =======           =======                    ======          ======

                                                                                       March  31,  1994
                                                              --------------------------------------------------------------------
                                                                   HELD-TO-MATURITY                           AVAILABLE-FOR-SALE
                                                                AMORT            MARKET                     AMORT           MARKET
                                                                COST             VALUE                      COST            VALUE

        U.S. Treasury                                          $4,299            $4,287                        $0               0
        U.S. Agencies                                           7,501             7,463                     3,270           3,418
        State & Political Subdivisions                             45                52                         0               0
                                                              -------           -------                    ------          ------
                              TOTAL                           $11,845           $11,802                    $3,270          $3,418
                                                              =======           =======                    ======          ======

TABLE III - NONPERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield.


                                                                              March 31, 1995                 March 31, 1994
                                                                              --------------                 --------------
             Non-Performing Loans:
                       Loans on Non-Accrual                                          $5                            $6
                       Loans past due 90 days or more as to
                          principal or interest, but not on
                          non-accrual                                                 1                             1
                       Loans & leases restructured and in
                          compliance with terms                                      24                           109
                                                                              ---------                      --------
                                                                                    $30                          $116
                       Other Real Estate and repossessed assets
                          received in complete or partial
                          satisfaction of debt                                       17                            47
                                                                              ---------                      --------
                             TOTAL NONPERFORMING ASSETS                             $47                          $163
                                                                              =========                      ========



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                              March 31, 1995                March 31, 1994
                                                                              --------------                --------------
                       Beginning balance                                           $614                          $606

                       Charge-offs:
                           Commercial, financial and agricultural                     -                             -
                           Real estate - construction                                 -                             -
                           Real estate - mortgage                                     -                             -
                           Installment loans to individuals                           -                             -
                                                                              ---------                     ---------
                               Total charge-offs                                      0                             0
                                                                              ---------                     ---------
                       Recoveries:
                           Commercial, financial and agricultural                     3                             1
                           Real estate - construction                                 -                             -
                           Real estate - mortgage                                     -                             -
                           Installment loans to individuals                           4                             -
                                                                              ---------                     ---------
                               Total recoveries                                       7                             1
                                                                              ---------                     ---------
                       Net charge-offs                                               (7)                           (1)
                                                                              ---------                     ---------
                       Provision charged against income                               -                             9
                                                                              ---------                     ---------
                       Balance at end of period                                    $621                          $616
                                                                              =========                     =========
                       Ratio of net charge-offs during the period to average
                         loans outstanding during the period                       (.03%)                       (.004%)
                                                                              =========                     =========

The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.

TABLE V - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

                                                                March 31, 1995                               March 31, 1994
                                                       -------------------------------             --------------------------------
                                                                            % OF LOANS                                 % OF LOANS
                                                                             TO TOTAL                                   TO TOTAL
                                                            AMOUNT             LOANS                    AMOUNT            LOANS
                                                       -------------------------------             --------------------------------
                       Commercial, financial and
                         agricultural                        $130                21%                      $99              16%
                       Real estate - construction               6                 1%                        6               1%
                       Real estate - mortgage                 379                61%                      407              66%
                       Installment loans                       87                14%                       80              13%
                       Industrial revenue  bonds               19                 3%                       25               4%
                                                       ----------                                  ----------
                                                             $621               100%                     $616             100%
                                                       ==========                                  ==========


      DEPOSITS. As of March 31, 1995 total deposits have increased by $ 1,984,000 or 4 % from March 31, 1994. Noninterest bearing deposits increased by $ 764,000 or 5 % from March 31, 1994 to March 31, 1995. Most of this increase is reflected in increased balances of noninterest bearing commercial accounts. Interest bearing deposits increased by $ 1,220,000 or 3 % from March 31, 1994 to March 31, 1994. Of this increase $ 909,000 was an increase in certificates of deposits.


      CAPITAL. Shareholders' equity totaled $ 6,114,000 at March 31, 1995, compared to $ 5,219,000 at March 31, 1994. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                                       March   31,
                                                              -----------------------------
             AMERICAN BANK & TRUST COMPANY                     1995                   1994
                                                              ------                 ------
             Risk-based capital:
                Teir 1 risk-based capital ratio               20.83%                 18.57%
                Total risk-based capital ratio                22.08%                 19.82%
             Leverage ratio                                   10.14%                  9.55%




      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,074,000 at March 31, 1995.


      CONTINGENT LIABILITIES. In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of th registrant.


                                        AMERICAN BANCORP, INC.
                                        ----------------------
                                        (Registrant)



   11-27-95                             /s/ SAVADOR L. DIESI
---------------                         -----------------------
    DATE                                Salvador L. Diesi
                                        Chairman of the Board / President



   11-27-95                             /s/ RONALD J. LASHUTE
---------------                         -----------------------
    DATE                                Ronald J. Lashute
                                        Secretary/Treasurer
                                        of the Board