Form 10-Q/A
period 1995-06-30
AMERICAN BANCORP INC/LA
filed 1995-12-01
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1995


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              LOUISIANA                                  72-0951347
----------------------------------------       ---------------------------------
   (State or other jurisdiction of              (I R S Employer I. D. Number)
    incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                    70571-1579
----------------------------------------       ---------------------------------
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

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                           June  30,  1995  and  1994
                                 (In Thousands)


ASSETS                                                                                  1995                   1994
------                                                                                  ----                   ----
    Cash                                                                                   3                      5
    Investment in Subsidiary                                                           6,274                  5,376
    Dividend Receivable                                                                    0                      0
    Due From Subsidiary                                                                  339                     71
                                                                                      ------                 ------
                                        TOTAL ASSETS                                  $6,616                 $5,452
                                                                                      ======                 ======

LIABILITIES
-----------

    Federal Income Taxes Payable                                                         226                      0
    Other Liabilities                                                                      0                      0
                                                                                      ------                 ------
                                        TOTAL LIABILITIES                               $226                     $0
                                                                                      ------                 ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                                                      74                     66
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                                               600                    600
Surplus                                                                                2,150                  2,150
Retained Earnings                                                                      3,566                  2,636
                                                                                      ------                 ------
                                        TOTAL EQUITY                                   6,390                  5,452
                                                                                      ------                 ------
                                        TOTAL LIABILITIES &  EQUITY                   $6,616                 $5,452
                                                                                      ======                 ======

                            AMERICAN  BANCORP,  INC.
                          CONSOLIDATED BALANCE SHEETS
                           June  30,  1995  and  1994
                                 (In Thousands)


                                                                                      1995                    1994
   ASSETS                                                                             ----                    ----
   ------
Cash and Due From Banks                                                                3,655                  3,542
Interest Bearing Deposits                                                                891                  4,256
Securities Held to Maturity                                                           18,998                 13,344
Securities Available for Sale                                                          3,546                  3,087
Federal Funds Sold                                                                     5,400                  1,450
Loans - Net                                                                           26,106                 25,939
Bank Premises and Equipment                                                            1,310                  1,447
Other Real Estate Owned                                                                   14                     17
Accrued Interest Receivable                                                              483                    342
Deferred Tax Asset                                                                        27                     16
Prepaid Expenses and Other Assets                                                        275                    295
                                                                                     -------                -------
     TOTAL ASSETS                                                                    $60,705                $53,735
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
                                                                                       =====                  =====

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Six Month Periods Ended  June  30, 1995 and 1994
                                 (In Thousands)

                                                                                                                INCREASE
                                                                                       1995             1994   (DECREASE)
INTEREST INCOME:                                                                       ----             ----   ----------
    Interest and fees on loans                                                        $1,278           $1,100      178
    Interest on investment securities:
       Taxable                                                                           652              423      229
       Tax-Exempt                                                                          9                2        7
    Other Interest                                                                       156              143       13
                                                                                      ------           ------    -----
       TOTAL INTEREST INCOME                                                          $2,095           $1,668      427
                                                                                      ------           ------    -----
INTEREST EXPENSE:
    Interest on deposits                                                                $556             $454      102
    Interest on short-term borrowings                                                      0                0        0
                                                                                      ------           ------    -----
       TOTAL INTEREST EXPENSE                                                           $556             $454      102
                                                                                      ------           ------    -----
NET INTEREST INCOME                                                                   $1,539           $1,214      325

Provision for possible loan losses                                                         0               12      (12)
                                                                                      ------           ------    -----
Net Interest Income after provision for
    possible loan losses                                                              $1,539           $1,202      337
                                                                                      ------           ------    -----
NON-INTEREST INCOME:
    Service charges on deposit accounts                                                 $275             $271        4
    Investment securities gains (losses)                                                   0                0        0
    Other                                                                                 50               51       (1)
                                                                                      ------           ------    -----
       TOTAL NON-INTEREST INCOME                                                        $325             $322        3
                                                                                      ------           ------    -----
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                                      $554             $550        4
    Net Occupancy Expense                                                                274              272        2
    Net cost of operation of O.R.E.O.                                                     (1)              (1)       0
    Other                                                                                318              301       17
                                                                                      ------           ------    -----
       TOTAL NON-INTEREST EXPENSE                                                     $1,145           $1,122       23
                                                                                      ------           ------    -----
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                                                     $719             $402      317

INCOME TAX (BENEFIT)                                                                     222              (50)     272
                                                                                      ------           ------    -----
   INCOME BEFORE EXTRAORDINARY ITEMS                                                    $497             $452       45

EXTRAORDINARY ITEMS                                                                        0                0        0
                                                                                      ------           ------    -----
   NET INCOME                                                                           $497             $452       45
                                                                                      ======           ======    =====
Net income per share of common stock                                                   $4.14            $3.77    $0.38
                                                                                      ======           ======    =====

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Six Month Periods Ended June  30, 1995 & 1994
                                 (In Thousands)

                                                                NET
                                                            UNREALIZED
                                                            GAINS(LOSS)  COMMON                RETAINED
                                                            SECURITIES   STOCK    SURPLUS      EARNINGS     TOTAL
                                                            -----------  -----    -------      --------    ------
          Balance 12/31/93                                        $0      $600    $2,150        $2,184     $4,934
          Net Income (Loss)                                                                        452        452
          Cash Dividends                                                                             0          0
          Change in Unrealized
                Gains/Losses                                      66                                           66
                                                              ------     -----    ------        ------     ------
          Balance  6/30/94                                       $66      $600    $2,150        $2,636     $5,452
                                                              ======     =====    ======        ======     ======

          Balance 12/31/94                                       ($1)     $600    $2,150        $3,069     $5,818
          Net Income (Loss)                                                                        497        497
          Cash Dividends                                                                             0          0
          Change in Unrealized
                Gains/Losses                                      75                                           75
                                                              ------     -----    ------        ------     ------
           Balance 6/30/95                                       $74      $600    $2,150        $3,566     $6,390
                                                              ======     =====    ======        ======     ======

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Month Periods Ended  June  30, 1995 and 1994

                                                                                     1995                   1994
                                                                                  -----------            -----------
 OPERATING ACTIVITIES
   Net income                                                                           $497                   $452
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of investment security discounts                                         (11)                    (4)
      Amortization of investment security premiums                                         5                      2
      Depreciation                                                                        87                     85
      Provision for loan losses                                                            0                     12
      Gain on sale of other real estate                                                    0                      1
      Gain/loss on sale of property and equipment                                          0                      0
      Decrease (increase) in accrued interest receivable                                 (53)                   (64)
      Increase (decrease) in accrued interest payable                                     19                      6
      Increase (decrease) in other accrued liabilities                                   261                    (25)
      Decrease(increase) in other asset                                                  (27)                   (17)
                                                                              --------------            -----------
         Net cash provided by operating activities                                      $778                   $448
                                                                              --------------            -----------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities                    $205                      0
   Proceeds from sales & maturities of held to maturity securities                     2,500                  3,188
   Purchases of available for sale securities                                           (504)                     0
   Purchases of held to maturity securities                                           (5,012)                (6,479)
   Net (increase) decrease in interest-bearing deposits with banks                     1,583                    495
   Net (increase) decrease in loans                                                      947                    482
   Net decrease (increase) in federal funds sold                                         650                    725
   Net decrease (increase) in other real estate                                            0                      0
   Proceeds from sale of assets                                                            0                    130
   Purchases of property & equipment                                                     (22)                   (32)
   Other                                                                                  11                     19
                                                                              --------------            -----------
         Net cash provided (used) by investing activities                               $358                ($1,472)
                                                                              --------------            -----------


 FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits                             $154                   $610
   Net increase (decrease) in int-bearing deposits                                    (5,441)                   846
   Dividends paid                                                                          0                      0
                                                                              --------------            -----------
         Net cash provided (used) by financing activities                            ($5,287)                $1,456
                                                                              --------------            -----------
         Increase (decrease) in cash and cash equivalents                            ($4,151)                  $432

      Cash and cash equivalents at beginning of year                                   7,806                  3,110
                                                                              --------------            -----------
      Cash and cash equivalents at end of period                                      $3,655                 $3,542
                                                                              ==============            ===========
      Cash interest income received                                                   $2,042                 $1,604
                                                                              ==============            ===========
      Cash interest expense paid                                                        $537                   $448
                                                                              ==============            ===========
      Cash federal income taxes paid                                                      $5                     $0
                                                                              ==============            ===========

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE  30,  1995


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


OVERVIEW

      The Company reported net income of $ 497,000 for the first six months of 1995 compared to $ 452,000 for the same period of 1994. On a per share basis, the income was $ 4.14 for the first half of 1995 compared to $ 3.77 for the same period of 1994. The Company recorded a provision for possible loan losses of $ 0 and $ 12,000 for the six months ended June 30, 1995 and 1994, respectively. Net interest income increased 28% to $ 1,539,000 for the first half of 1995 compared to $ 1,202,000 for the same period of 1994.

      Total assets were $ 60,705,000 at June 30, 1995, an increase of $6,970,000 from June 30, 1994. Of this $ 2,973,000 is attributed to an increase in non-interest bearing demand deposit accounts. These deposits were held in short-term federal funds sold and investment securities. Loans remain fairly constant at $ 26,106,000 and $ 25,939,000 at June 30, 1995 and 1994,
respectively.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the six months ended June 30, 1995 totaled $1,539,000; a $ 325,000 increase from the same period of 1994. Factors contributing to this increase include an increase in the average rate earned on taxable investment securities, federal funds sold, and the loan portfolio. Also, contributing to the increase was an increase in the average balance of taxable investment securities. These positive factors were partially offset by an increase in the average balance and the average rate paid on time certificates of deposit. The overall effect of volume and rate changes on net interest income during the first half of 1995 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for the first half of 1995 compared to $ 12,000 for the same period of 1994. The absence of a provision in 1995 is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.32% and 2.29% at June 30, 1995 and 1994, respectively.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the six month periods ended June 30, 1995 and 1994. The $ 3,000 increase in noninterest income for the first half of 1995 is the result of a $ 4,000 increase in total service charges on deposit account as compared to the same period of 1994.

There were no securities gains in the first six months of 1995 or of 1994.


      NONINTEREST EXPENSE. For the first six months of 1995 noninterest expense increased $ 23,000 or 2.0% compared to the same period in 1994.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 4,000 or .72% for the first six months of 1995 as compared to the same period in 1994.

Other expenses increased by $ 17,000 or 5.6% for the first six months of 1995 as compared to the same period in 1994. Professional fees increased by $ 17,000 in the first six months of 1995 as compared to the same period of 1994. The 1995 level of professional fees was higher due to bank consultant research into bank operation efficiency. Deposit insurance premiums increased by $ 8,000 or 15% in the first six months of 1995 as compared to the same period of 1994. This increase is the result in the increase in deposit accounts.

      INCOME TAXES. The Company recorded provisions for income taxes of $ 222,000 in the first half of 1995 as compared to a $ 50,000 income tax benefit in the first half of 1994. In 1994, the Company had utilized all available net operating losses and based on expected future earnings for 1995 the deferred tax asset was recorded. This entry resulted in a net tax benefit.


FINANCIAL CONDITION

      LOANS.  Loans were $ 26,106,000 at June 30, 1995; up by $ 167,000 or . 6
% from June 30, 1994.  Loan demand remains flat in the area.


TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                                                              June 30, 1995       June 30, 1994
                                                                                              ------------        -------------
                              Commercial, Financial and Agricultural                               $5,794            $4,499
                              Real Estate Construction                                                 29               152
                              Real Estate Mortgage                                                 16,285            17,282
                              Consumer Loans                                                        3,846             3,684
                              Industrial Revenue Bonds                                                773               934
                                                                                                  -------           -------
                                    TOTAL LOANS                                                   $26,727           $26,551

                              Allowance for possible loan losses                                      621               609
                              Unearned income                                                           0                 3
                                                                                                  -------           -------
                                                                                                  $26,106           $25,939
                                                                                                  =======           =======


      SECURITIES HELD TO MATURITY. Securities held to maturity were $ 18,998,000 at June 30, 1995; up by $ 5,654,000 or 42 % from June 30, 1994. The increase is the result of the investment of deposit growth and low loan demand.


      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 3,546,000 at June 30, 1995; up by $ 459,000 or 15 % from June 30, 1994. This increase is the result of purchases of State & municipal securities. Securities classified as available for sale are primarily mortgage backed securities and municipal securities.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                                                          JUNE  30,  1995
                                                                     ----------------------------------------------------------
                                                                       HELD-TO-MATURITY                      AVAILABLE-FOR-SALE

                                                                      AMORT          MARKET                  AMORT     MARKET
                                                                       COST           VALUE                   COST     VALUE
        U.S. Treasury                                                  $5,510         $5,513                     $0        0
        U.S. Agencies                                                  13,488         13,476                  2,931    3,028
        State & Political Subdivisions                                      0              0                    503      518
                                                                     --------        -------                 ------   ------
                              TOTAL                                   $18,998        $18,989                 $3,434   $3,546
                                                                     ========        =======                 ======   ======

                                                                                         JUNE  30,  1994
                                                                     ---------------------------------------------------------
                                                                        HELD-TO-MATURITY                  AVAILABLE-FOR-SALE

                                                                       AMORT          MARKET                  AMORT     MARKET
                                                                       COST           VALUE                   COST      VALUE
        U.S. Treasury                                                  $4,801         $4,763                     $0        0
        U.S. Agencies                                                   8,498          8,346                  2,988    3,087
        State & Political Subdivisions                                     45             52                      0        0
                                                                     --------        -------                 ------   ------
                                              TOTAL                   $13,344        $13,161                 $2,988   $3,087
                                                                     ========        =======                 ======   ======

TABLE III - NONPERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield.


                                                                                                June 30, 1995        June 30, 1994
     Non-Performing Loans:                                                                      -------------        -------------
                                Loans on Non-Accrual                                                     $2                $5
                                Loans past due 90 days or more as to
                                   principal or interest, but not on
                                   non-accrual                                                           11                 1
                                Loans & leases restructured and in
                                   compliance with terms                                                 23                99
                                                                                                -----------          --------
                                                                                                        $36              $105
                                Other Real Estate and repossessed assets
                                   received in complete or partial
                                   satisfaction of debt                                                  14                17
                                                                                                -----------          --------
                                      TOTAL NONPERFORMING ASSETS                                        $50              $122
                                                                                                ===========          ========



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                         June 30, 1995        June 30, 1994
                                                                                         -------------        -------------
                         Beginning balance                                                      $614              $606

                         Charge-offs:
                             Commercial, financial and agricultural                                -                13
                             Real estate - construction                                            -                 -
                             Real estate - mortgage                                                -                 -
                             Installment loans to individuals                                      2                 1
                                                                                         -----------         ---------
                                 Total charge-offs                                                 2                14
                                                                                         -----------         ---------
                         Recoveries:
                             Commercial, financial and agricultural                                3                 4
                             Real estate - construction                                            -                 -
                             Real estate - mortgage                                                -                 -
                             Installment loans to individuals                                      6                 1
                                                                                         -----------         ---------
                                 Total recoveries                                                  9                 5
                                                                                         -----------         ---------
                         Net charge-offs                                                          (7)                9
                                                                                         -----------         ---------
                         Provision charged against income                                          -                12
                                                                                         -----------         ---------
                         Balance at end of period                                               $621              $609
                                                                                         ===========         =========
                         Ratio of net charge-offs during the period to average loans
                             outstanding during the period                                     (.03%)             .03%
                                                                                         ===========         =========

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

                                                                           June 30, 1995                       June 30, 1994
                                                                     ------------------------           -------------------------
                                                                                  % OF LOANS                         % OF LOANS
                                                                                    TO TOTAL                           TO TOTAL
                                                                       AMOUNT         LOANS                AMOUNT       LOANS
                                                                     ------------------------           -------------------------
                                        Commercial, financial and
                                          agricultural                   $137             22%                  $110       18%
                                        Real estate - construction          6              1%                     6        1%
                                        Real estate - mortgage            373             60%                   402       66%
                                        Installment loans                 105             17%                    91       15%
                                                                     --------                          ------------
                                                                         $621            100%                  $609      100%
                                                                     ========                          ============

      DEPOSITS. As of June 30, 1995 total deposits have increased by $ 5,812,000 or 12 % from June 30, 1994. Noninterest bearing deposits increased by $ 2,973,000 or 23 % from June 30, 1994 to June 30, 1995. Most of this increase is reflected in increased balances of noninterest bearing commercial accounts. Interest bearing deposits increased by $ 2,839,000 or 8 % from June 30, 1994 to June 30, 1994.


      CAPITAL. Shareholders' equity totaled $ 6,390,000 at June 30, 1995, compared to $ 5,452,000 at June 30, 1994. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                                                       June  30,  1994
                                                                            ---------------------------------------
                                  AMERICAN BANK & TRUST COMPANY                 1995                      1994
                                                                            -------------             -------------
                                  Risk-based capital:
                                      Teir 1 risk-based capital ratio            21.02%                 19.45%
                                      Total risk-based capital ratio             22.27%                 20.70%
                                  Leverage ratio                                 10.52%                  9.87%




      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,065,000 at June 30, 1995.


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


                                                                        AMERICAN BANCORP, INC.
                                                                     -------------------------------------
                                                                     (Registrant)



November 28,  1995                                                   /s/  Salvador L. Diesi
------------------                                                   -------------------------------------
    DATE                                                             Salvador L. Diesi
                                                                     Chairman of the Board / President



November 28,  1995                                                   /s/  Ronald J. Lashute
------------------                                                   -------------------------------------
    DATE                                                             Ronald J. Lashute
                                                                     Secretary/Treasurer
                                                                     of the Board