Form 10-K
period 1995-12-31
AMERICAN BANCORP INC/LA
filed 1996-04-01
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995       Commission File Number 0-11928

                             AMERICAN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Louisiana                                             72-0951347
       (State or other jurisdiction of                                  (I.R.S. Employer Identification No.)
       incorporation or organization)

          328 East Landry Street
            Opelousas, Louisiana                                        70570
(Address of principal executive offices)                                (Zip Code)

Registrant's Telephone Number, including area code: (318) 948-3056

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $5.00 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $1,760,725.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995: Common Stock, $5.00 Par Value, 120,000 shares outstanding.

                      Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 10, 1996 are incorporated by reference into Part III.

       *For purposes of the computation, shares owned by executive officers, directors, 5% shareholders and shares by non-affiliates whose voting rights have been assigned to directors have been excluded.

                                     PART I

Item 1.  Business

       American Bancorp, Inc. (the Corporation) was incorporated under the laws of the State of Louisiana in 1982. On October 1, 1983, American Bank and Trust Company (the Bank) was reorganized as a subsidiary of the Corporation. Prior to October 1, 1983, the Corporation had no material activity. The Corporation is currently engaged, through its subsidiary, in banking and related business. The Bank is the Corporation's principal asset and primary source of revenue.

The Bank

       The Bank, incorporated under the State Banking Laws on August 1, 1958 is in the business of gathering funds by accepting checking, savings, and other time-deposit accounts and reemploying these by making loans and investing in securities and other interest-bearing assets. The Bank is a full service commercial bank. Some of the major services which it provides include checking, NOW accounts, Money Market checking, savings, and other time deposits of various types, loans for business, agriculture, real estate, personal use, home improvement, automobile, and a variety of other types of loans and services including letters of credit, safe deposit boxes, bank money orders, wire transfer facilities, and electronic banking facilities.

       The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. As of December 31, 1995, $297,000 in certificates of deposit were on deposit representing .53% of total deposits outstanding. The weighted average interest rates on these deposits was 6%. The maturity of these deposits is December 18, 1997.

       The Bank's general market area is in St. Landry Parish, which has a population of approximately 80,300. Its primary market is Opelousas, which has a population of approximately 19,300, and has experienced little population growth over the past several years.

       The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with three banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 1995.

                                                                                         (In thousands of dollars)
                                                                                         Assets              Deposits
                                                                                       ---------            ---------
American Bank and Trust Company                                                        $  63,070            $  55,655
St. Landry Bank and Trust Company                                                      $ 202,872            $ 173,458
First National Bank of Lafayette                                                       $ 769,787            $ 639,662
St. Landry Homestead                                                                   $ 107,454            $  93,035
Washington State Bank                                                                  $  66,725            $  56,541
First Federal Savings & Loan                                                           $  53,872            $  44,291

       In addition to the institutions listed above, further competition is provided by banks and other financial institutions located in Lafayette, Louisiana, which is 20 miles south of Opelousas and Baton Rouge, Louisiana, the state capital, which is 60 miles east of St. Landry Parish.

       Louisiana Banking Law provides that generally Louisiana banks having capital of one hundred thousand dollars or more may open one or more branch offices within the State or may acquire one or more banks or any or all branches thereof, or both. On July 2, 1986, Louisiana passed an interstate banking law affirmatively permitting Louisiana bank holding companies to immediately acquire out-of-state bank holding companies and banks. On July 1, 1987, bank holding companies located in a fifteen state region were permitted to acquire banks or bank holding companies in Louisiana, and beginning January 1, 1991, out-of-state bank holding companies may acquire banks or bank holding companies provided that the law of the state in which the out-of-state bank holding company has its principal place of business permits Louisiana bank holding companies to acquire banks and bank holding companies in that state.

       The effect of the new liberalized branching laws and the Louisiana Interstate Banking Law on the Company cannot be predicted at this time, but increased competition is expected.

Employees

       During 1995, the average number of full-time equivalent employees at the Bank was 45. This includes the officers of the Corporation that are listed under Item 1 below.

       There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

       The executive officers of the Corporation are as follows:

                                       Years of
   Officer Name                         Service              Age                Position Currently Held
- ------------------                     --------              ---             -----------------------------
Salvador L. Diesi, Sr.                    22                  65             Chairman of the Board of the
                                                                               Corporation and the Bank;
                                                                               President of the Corporation and the Bank

Ronald J. Lashute                         23                  46             Executive Vice-President and
                                                                               Chief Executive Officer of the
                                                                               Bank and Secretary/Treasurer
                                                                               of the Corporation

       None of the directors and executive officers of the Corporation or the Bank holds a directorship in any company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or in any company registered as an investment company under the Investment Company Act of 1940. Salvador L. Diesi, Sr. and Ronald J. Lashute are the nephews of J.C. Diesi. No other family relationships exist among the above named directors or executive officers of the Corporation.

Supervision and Regulation

       The Bank is subject to regulation and regular examinations by the Louisiana Commissioner of Financial Institutions and by the Federal Deposit Insurance Corporation. Applicable regulations relate to reserves, investments, loans, issuance of securities, establishment of branches, and other aspects of its operations.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA mandates annual examinations of banks by their primary regulators.

       The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is thereby subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the Board).

       The Act requires the Corporation to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Corporation and all of its activities. The activities that may be engaged in by the Corporation and its subsidiary are limited by the Act to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

       The Board has adopted regulations implementing the provisions of the Act with respect to the non-banking activities of bank holding companies. Such regulations reflect a determination by the Board that certain specified activities are permissible for a bank holding company. An activity not listed in the regulation may be engaged in if, upon application, the Board determines that the activity meets the criteria described in the preceding paragraph. In each case, a bank holding company must secure the approval of the Board prior to engaging in any of these activities.

       Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity, or divest itself of any non-banking subsidiary, if in its judgment the activity or subsidiaries would be unsound.

       Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

       In some cases, the Company must receive the prior approval of the Board in order to repurchase or redeem its outstanding equity securities.

       With certain exceptions, the Subsidiary Bank is restricted by Sections 22 and 23A of the Federal Reserve Act from extending credit or making loans to or investments in the Company and certain other affiliates as defined in the Federal Reserve Act. Such transactions by the Subsidiary Bank with the Company or any such affiliate are limited in an amount to 10% of the Subsidiary Bank's capital and surplus. Furthermore, loans and extensions of credit are subject to various collateral requirements.

       The Louisiana bank holding company law, as amended (the "Louisiana Act"), permits bank holding companies to own more than one bank. In addition, a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Louisiana Commissioner of Financial Institutions is authorized to administer the Louisiana Act and to issue orders and regulations.

       The Board of Directors of the Corporation have no present plans or intentions to cause the Corporation to engage in any substantial business activity which would be permitted to it under the Act or the Louisiana Act but which is not permitted to the Bank; however, a significant reason for formation of the one-bank holding company is to take advantage of the additional flexibility afforded by that structure if the Board of Directors of the Corporation concludes that such action would be in the best interest of stockholders.

Statistical Information

       The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 1995 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

       The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                                                           December 31,
                                                                            -----------------------------------------
                                                                              1995             1994            1993
                                                                            --------         --------        --------
Securities held to maturity:
   U.S. Treasury                                                            $  5,508         $  5,499        $  4,299
   U.S. Government Agencies                                                   10,997           10,980           8,695
   State and Political subdivisions                                               -                -               45
                                                                            --------         --------        --------
                                                                            $ 16,505         $ 16,479        $ 13,039
                                                                            ========         ========        ========

                                                                                           December 31,
                                                                            -----------------------------------------
                                                                              1995             1994            1993
                                                                            --------         --------        --------
Securities available for sale:
   Mortgage-backed securities                                               $  2,342         $  2,637        $     -
   U.S. Government Agencies                                                    1,536              497              -
   State and Political subdivisions                                            1,263               -               -
                                                                            --------         --------        --------

                                                                            $  5,141         $  3,134        $    -0-
                                                                            ========         ========        ========


       The following tables set forth the maturities of investment securities at December 31, 1995, 1994, and 1993 and the weighted average yields of such securities (in thousands of dollars):

                                                                      December 31, 1995
                               ----------------------------------------------------------------------------------------
                                                            After One              After Five
                                                           But Within             But Within              After
                                 Within One Year           Five Years              Ten Years              Ten Years
                                 ---------------       -----------------     -------------------    -------------------
                                Amount       Yield      Amount     Yield      Amount      Yield     Amount      Yield
                               --------     ------     --------   ------     --------    ------    --------    ------
Securities held
   to maturities:
      U.S.
         Treasury               $ 3,499      6.32%      $ 2,009    6.18%      $    -        - %     $    -        - %
      U.S.
         Government
         Agencies                 5,002      5.62         5,495    6.37           500     6.36           -        -
      State and
         Political
         Subdivisions*               -         -             -       -             -        -            -        -
                                -------                 -------               -------               -------

           Total held
             to
             maturity             8,501      5.91%        7,504    6.32%          500     6.36%         -0-       - %
                                -------                 -------               -------               -------

Securities
   available for
   sale:
      U.S.
         Government
         Agencies                    -         - %        1,536    6.77%           -        - %          -        - %
      Mortgage-backed
         securities                 183      7.92         1,116    8.92         1,043     8.47           -        -
      State and
         Political
         Subdivisions*               -         -            377    7.85           886     6.58           -        -
                                -------                 -------               -------               -------

           Total
             available
             for sale               183      7.92%        3,029    7.69%        1,929     7.59%         -0-       - %
                                -------                 -------               -------               -------

           Total
             securities         $ 8,684      5.96%      $10,533    6.70%      $ 2,429     7.35%     $   -0-       - %
                                =======                 =======               =======               =======

                                                                 December 31, 1994
                                -------------------------------------------------------------------------------------
                                                            After One            After Five
                                                           But Within            But Within              After
                                  Within One Year          Five Years             Ten Years            Ten Years
                                ------------------      ----------------      ----------------      -----------------
                                 Amount     Yield        Amount   Yield        Amount    Yield       Amount    Yield
                                -------    -------      -------  -------      -------   -------     -------   -------
Securities held
   to maturities:
      U.S.
         Treasury               $ 2,000     4.90%       $ 3,499   6.16%       $    -       - %      $    -       - %
      U.S.
         Government
         Agencies                    -        -          10,980   6.00             -       -             -       -
      State and
         Political
         Subdivisions*               -        -              -      -              -       -             -       -
                                -------                 -------               -------               -------

                                $ 2,000     4.90%       $14,479   6.08%       $   -0-      - %      $   -0-      - %
                                =======                 =======               =======               =======


Securities available
   for sale:
      U.S.
         Treasury               $    -        - %       $    -      - %       $    -       - %      $    -       - %
      U.S.
         Government
         Agencies                    -        -             500   7.87             -       -             -       -
      State and
         Political
         Subdivisions*               -        -              -      -              -       -             -       -
      Mortgage-backed
         securities                  -        -             336   8.81          1,225    8.89         1,073    8.88
                                -------                 -------               -------               -------

                                $   -0        - %       $   836   8.65%       $ 1,225    8.89%      $ 1,073    8.88%
                                =======                 =======               =======               =======


                                                                December 31, 1993
                                -------------------------------------------------------------------------------------
                                                           After One              After Five
                                                           But Within             But Within             After
                                  Within One Year          Five Years             Ten Years            Ten Years
                                ------------------      ----------------      -----------------     -----------------
                                 Amount     Yield        Amount   Yield        Amount    Yield       Amount    Yield
                                -------    -------      -------  -------      -------   -------     -------   -------
U.S. Treasury                   $ 1,799     4.97%       $ 2,500   4.81%       $    -       - %      $    -       - %
U.S. Government
  Agencies                        2,500     5.53          3,089   5.33          1,756    8.80         1,350    8.38
State and
  Political
  Subdivisions*                      -        -              -      -              45    9.00            -       -
                                -------                 -------               -------               -------

                                $ 4,299     5.30%       $ 5,589   5.09%       $ 1,801    8.80%      $ 1,350    8.38%
                                =======                 =======               =======               =======

* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 1995, 1994 and 1993.

Loan Portfolio

       The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                                                            December 31,
                                                                            -----------------------------------------
                                                                              1995             1994            1993
                                                                            --------         --------        --------
Commercial, financial and agricultural                                      $  6,240         $  6,543        $  5,306
Real Estate - Construction                                                       119              325             212
Real Estate - Mortgage                                                        16,473           16,119          17,889
Installment                                                                    4,182            4,681           3,637
                                                                            --------         --------        --------

          Total                                                               27,014           27,668          27,044

Less:
  Allowance for possible loan losses                                            (624)            (614)           (606)
  Unearned income                                                                 -                (1)             (6)
                                                                            --------         --------        --------
                                                                            $ 26,390         $ 27,053        $ 26,432
                                                                            ========         ========        ========

       The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis; (b) loans contractually past due ninety days or more as to interest or principal payments [but not included in the nonaccrual loans in
(a) above]; (c) other loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower [exclusive of loans in (a) or (b) above]; and (d) loans now current where there are serious doubts as to the ability of the borrower to comply with present loan requirement terms (in thousands of dollars):

                                                                                           December 31,
                                                                            -----------------------------------------
                                                                              1995             1994            1993
                                                                            --------         --------        --------
Loans accounted for on a nonaccrual basis                                   $    114         $      4        $      9
Loans contractually past due ninety days
  or more as to principal or interest,
  but which were not on non-accrual                                               10                9             181
Restructured loans which are not on
  non-accrual                                                                     -               133             153
                                                                            --------         --------        --------

                                                                                 124              146             343
Other real estate and repossessed assets
  received in complete or partial
  satisfaction of loan obligations                                                14               17             146
                                                                            --------         --------        --------

    Total nonperforming assets                                              $    138         $    163        $    489
                                                                            ========         ========        ========

       As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $114,059, with the related allowance for loan losses of $5,901. These loans are included in nonaccrual loans.

       The effect of nonperforming loans on interest income has not been substantial in the past three years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $13,732, $13,846 and $19,747, for the years 1995, 1994, and 1993, respectively.
Interest income in the amount of $7,638, $6,707 and $7,558 on nonperforming loans during 1995, 1994 and 1993, respectively, was recorded.

       At December 31, 1995, 1994 and 1993 there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

       The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

       At December 31, 1995, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

       The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 1995, 1994, and 1993; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                                                             1995             1994             1993
                                                                           --------         --------         --------
Amount of loans outstanding
  at end of period                                                         $ 27,014         $ 27,667         $ 27,038
                                                                           ========         ========         ========

Average amount                                                             $ 26,748         $ 26,976         $ 26,678
                                                                           ========         ========         ========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1995             1994             1993
                                                                           --------         --------         --------
Beginning balance                                                          $    614         $    606         $    576
Provision charged against income                                                 -                12               36
                                                                           --------         --------         --------
                                                                                614              618              612
                                                                           --------         --------         --------
Charge-offs:
  Commercial, financial and
    agricultural loans                                                           -                 1               -
  Real estate mortgage loans                                                     -                13                3
  Real estate construction loans                                                 -                -                -
  Installment loans                                                               6                1                7
                                                                           --------         --------         --------
    Total charge-offs                                                             6               15               10
                                                                           --------         --------         --------

Recoveries:
  Commercial, financial and agricultural loans                                    8                8               -
  Real estate mortgage loans                                                     -                -                -
  Real estate construction loans                                                 -                -                -
  Installment loans                                                               8                3                4
                                                                           --------         --------         --------
                                                                                 16               11                4
                                                                           --------         --------         --------

Net charge-offs (recoveries)                                                    (10)               4                6
                                                                           --------         --------         --------

Ending balance                                                             $    624         $    614         $    606
                                                                           ========         ========         ========

Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period                                               (.04)%             .01%             .02%
                                                                           =======          ========         ========


       The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                                             December 31, 1995                December 31, 1994
                                                       ---------------------------        ---------------------------
                                                                        % of Loans                         % of Loans
                                                                       Outstanding                        Outstanding
                                                                         to Total                           to Total
                                                       Allowance          Loans           Allowance          Loans
                                                       ---------       -----------        ---------       -----------
Commercial, financial and
  agricultural loans                                    $   134            21.47%          $   126            20.52%
Real estate construction                                      5             0.80                 5             0.81
Real estate mortgage loans                                  400            64.10               400            65.15
Installment loans                                            85            13.63                83            13.52
                                                        -------          -------           -------          -------
                                                        $   624           100.00%          $   614           100.00%
                                                        =======          =======           =======          =======

(In thousands of dollars)

                                                                                               December 31, 1993
                                                                                          ---------------------------
                                                                                                           % of Loans
                                                                                                          Outstanding
                                                                                                            to Total
                                                                                          Allowance          Loans
                                                                                          ---------       -----------
Commercial, financial and
  agricultural loans                                                                       $   119           19.63%
Real estate construction                                                                         5            0.78
Real estate mortgage loans                                                                     401           66.14
Installment loans                                                                               81           13.45
                                                                                           -------          -------
                                                                                           $   606          100.00%
                                                                                           =======          ======


Deposits

       The average amount of deposits, using daily average balances for 1995, 1994, and 1993, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1995             1994             1993
                                                                           --------         --------         --------
Non-interest bearing demand deposits                                       $ 15,707         $ 13,494         $ 12,362
Interest-bearing demand deposits                                             11,480           11,855           11,249
Savings deposits                                                              8,782            8,775            8,436
Time deposits                                                                15,977           15,154           16,146
                                                                           --------         --------         --------

                                                                           $ 51,946         $ 49,278         $ 48,193
                                                                           ========         ========         ========


Return on equity and assets

       The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                                                    Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1995             1994             1993
                                                                           --------         --------         --------
Percentage of net income to:
  Average total assets                                                       1.64%            1.75%            1.37%
  Average shareholders' equity                                              15.46%           17.96%           15.76%

Percentage of dividends declared per
  common share to net income per
  common share                                                              10.59%            8.10%            8.28%

Percentage of average shareholders'
  equity to daily average total assets                                      10.60%            9.76%            8.69%

Short-Term Borrowing

       The Corporation's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1995             1994             1993
                                                                           --------         --------         --------
    Balance at December 31                                                 $     -          $     -          $     -
    Weighted average interest rate at
      year end                                                                   - %              - %              - %
    Maximum amount outstanding at any
      month's end                                                          $     -          $     -          $     -
    Average amount outstanding during
      the year                                                             $     -          $     -          $     -
    Weighted average interest rate
      during the year                                                            - %              - %              - %


       The Corporation's short-term note payable was completely paid in 1992. The note was scheduled to mature in 1993.


Item 2.  Properties

       The main office of the Corporation and the Bank are presently located at 328 East Landry Street, Opelousas, Louisiana, in the downtown business district. The Bank leases three branch sites. The building in which the main office is located is free of all mortgages.

       For information with respect to the Corporation obligations under its lease commitments, see Note 11 to the Consolidated Financial Statements, which are incorporated herein by reference under Item 8.


Item 3.  Legal Proceedings

       The Corporation is not involved in any legal actions; however, there are presently pending by the Bank a number of legal proceedings. It is the opinion of management that the resulting liability, if any, from these actions and other pending claims will not materially affect the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

                      MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                    Dividends
              Year              Quarter                    High                  Low                Per Share
             ------            ---------                  ------               ------              -----------
              1995             First                      $   25               $   20                  $  -
                               Second                         25                   20                     -
                               Third                          25                   20                     -
                               Fourth                         25                   20                    .85

              1994             First                      $   30               $   15                  $  -
                               Second                         30                   15                     -
                               Third                          30                   15                     -
                               Fourth                         30                   15                    .65


       Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 572 shareholders of record at December 31, 1995.

       Source of market price - American Bank & Trust Company acts as the transfer agent for the Company. The stock is thinly traded and the price ranges are based on stated sales price to the transfer agent, which does not represent all sales.


RESTRICTIONS ON CASH DIVIDENDS PAYABLE BY THE REGISTRANT:

       The only source of funds by the Company to pay dividends is dividends paid by the Subsidiary Bank, the payment of which is restricted by applicable federal and state statutes.

       Federal bank regulatory authorities have authority under the Financial Institutions Supervisory Act to prohibit a bank from engaging in an unsafe or unsound practice. The payment of a dividend by the Bank could, depending upon the financial condition of the Bank and other factors be deemed an unsafe or unsound practice.

       Applicable Louisiana law prohibits a state bank subsidiary from paying a dividend if its surplus remaining after payment of the dividend would be less than half the aggregate par value of its outstanding stock. In addition, a state bank subsidiary is required to obtain the prior approval of the Commissioner of Financial Institutions of Louisiana before declaring or paying a dividend in a given year if the total of all dividends declared or paid during that year would exceed the total of its net profits for that year combined with the net profits from the immediately preceding year.

Item 6.  Selected Financial Data

       The information called for by Item 6 is included in Registrant's Annual Report on page 5 in the Section titled "Summary of Operations for the Last Five Years" and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

       The information called for by Item 7 is included in the Registrant's Annual Report in the section titled "Management's Discussion and Analysis of Operations" and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

       The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 55 in the Annual Report are incorporated herein by reference:

       Consolidated Balance Sheets - December 31, 1995 and 1994
       Consolidated Statements of Income - Years Ended December 31, 1995,
          1994, and 1993
       Consolidated Statements of Shareholders' Equity - Years Ended
          December 31, 1995, 1994, and 1993
       Consolidated Statements of Cash Flows - Years Ended December 31, 1995,
          1994, and 1993
       Notes to Consolidated Financial Statements


Item 9.  Disagreements in Accounting and Financial Disclosure

       There have been no disagreements with an independent accountant on any matter of accounting principles or practice, financial disclosure, auditing scope or procedure.


                                    PART III

Item 10. Directors and Executive Officers

       With the exception of identification of executive officers of the Corporation, the information called for by Item 10 is omitted pursuant to General Instruction G(3) and is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a). Executive officers of the Corporation are identified in Item 1, "Executive Officer," included in Part I of this report.


Item 11. Management Remuneration and Transactions

       The information called for by this item is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information called for by this item is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

       The information called for by this item is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)     1.     Financial Statements

                 The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 55 of the Registrant's Annual Report are incorporated by reference in Item 8:

                    Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Income - Years Ended
                       December 31, 1995,  1994 and 1993
                    Consolidated Statements of Shareholders' Equity - Years
                       Ended December 31, 1995, 1994 and 1993
                    Consolidated Statements of Cash Flows - Years Ended
                       December 31,  1995, 1994 and 1993
                    Notes to Consolidated Financial Statements


             (a)     2.     Financial Statement Schedules

                     The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


             (a)     3.     Exhibits

                     (13)   1995 Annual Report to Shareholders
                     (23) Proxy Statement for Annual Meeting of Shareholders to be held on April 10, 1996
                     (24)   Consent of Independent Auditors

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

             (b)            Reports on Form 8-K

                     None


             (c)            Exhibits

                     The response to this portion of Item 14 is submitted as a separate section of this report.


             (d)            Financial Statement Schedules

                     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American Bancorp, Inc.
                                       (Registrant)



                                       By:     /s/ SALVADOR L. DIESI, SR.
                                              ------------------------------
                                              Salvador L. Diesi, Sr., Chairman
                                                of the Board of the Corporation
                                                and the Bank; President of
                                                the Corporation and the Bank

                                       Dated:            3/28/96
                                              ------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ SALVADOR L. DIESI, SR.                  /s/ JOSEPH J. ARTALL
- -------------------------------------       --------------------------------
Salvador L. Diesi, Sr., Chairman of         Joseph J. Artall, Director
  the Board of the Corporation and the
  Bank; President of the Corporation
  and the Bank



      /s/ RONALD J. LASHUTE                   /s/ WALTER J. CHAMPAGNE, JR.
- -------------------------------------       --------------------------------
Ronald J. Lashute, Executive Vice-          Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Corporation

                                                    /s/ J.C. DIESI
                                            --------------------------------
                                            J.C. Diesi, Director

                                EXHIBIT INDEX



     Number                                                Description
   ----------                                  -----------------------------------
      13.1                                     1995 Annual Report to shareholders
                                                 of American Bancorp, Inc.

      23.1                                     1995 Proxy Statement for annual
                                                 meeting of shareholders.

      24.1                                     Consent of Independent Auditors