Form 10-Q
period 1996-03-31
AMERICAN BANCORP INC/LA
filed 1996-05-13
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1996


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                        72-0951347
- -------------------------------                    -----------------------------
(State or other jurisdiction of                    (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                          70571-1579
- ---------------------------------------                  -----------------------
(Address of principal executive office)                         (Zip Code)


                               (318) 948-3056
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               NOT APPLICABLE
- --------------------------------------------------------------------------------
       (Former name, address, fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value------120,000 shares as of April 15, 1996

                             AMERICAN BANCORP, INC.
                          (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                          March  31,  1996  and  1995
                                   (In Thousands)


ASSETS                                                   1996         1995
- --------                                                ------       ------
    Cash                                                     3            4
    Investment in Subsidiary                             7,058        5,991
    Dividend Receivable                                      0            0
    Due From Subsidiary                                    134          216
                                                        ------       ------
               TOTAL ASSETS                             $7,195       $6,211
                                                        ------       ------

LIABILITIES
- ----------------
    Federal Income Taxes Payable                           129           97
    Other Liabilities                                        0            0
                                                        ------       ------
               TOTAL LIABILITIES                        $  129       $   97
                                                        ------       ------

SHAREHOLDERS' EQUITY
- ------------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                        74           52
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600          600
Surplus                                                  2,150        2,150
Retained Earnings                                        4,242        3,312
                                                        ------       ------
               TOTAL EQUITY                              7,066        6,114
                                                        ------       ------
               TOTAL LIABILITIES &  EQUITY              $7,195       $6,211
                                                        ------       ------

                              AMERICAN  BANCORP,  INC.
                        CONSOLIDATED BALANCE SHEETS
                                March  31,  1996  and  1995
                                 (In Thousands)



   ASSETS                                           1996          1995
   ------                                          -------       -------
Cash and Due From Banks                              4,063         5,712
Interest Bearing Deposits                            1,091         1,485
Securities Held to Maturity                         16,500        16,487
Securities Available for Sale                        5,935         3,427
Federal Funds Sold                                   2,550         2,900
Loans - Net                                         26,046        25,941
Bank Premises and Equipment                          1,409         1,332
Other Real Estate Owned                                 14            17
Accrued Interest Receivable                            618           487
Deferred Tax Asset                                       0            35
Prepaid Expenses and Other Assets                      439           313
                                                   -------       -------
     TOTAL ASSETS                                  $58,665       $58,136
                                                   =======       =======


     LIABILITIES
     --------------
Deposits:
 Non-Interest Bearing                               14,682        14,848
 Interest Bearing                                   36,589        36,935
                                                   -------       -------
     Total Deposits                                 51,271        51,783
Accrued Interest Payable                               104            90
Deferred Income Tax Credits                             16             0
Accrued Expenses and Other Liabilities                 208           149
                                                   -------       -------
     TOTAL LIABILITIES                             $51,599       $52,022
                                                   -------       -------

     SHAREHOLDERS' EQUITY
     ------------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                    74            52
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares             600           600
Surplus                                              2,150         2,150
Retained Earnings                                    4,242         3,312
                                                   -------       -------
     TOTAL SHAREHOLDERS' EQUITY                    $ 7,066       $ 6,114
                                                   -------       -------
     TOTAL LIABILITIES & EQUITY                    $58,665       $58,136
                                                   =======       =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
           For the Three Month Periods Ended March  31, 1996 and 1995
                                 (In Thousands)


                                                          1996       1995
                                                         -------    -------
   INCOME FROM SUBSIDIARY
   --------------------------
       Dividends                                           $   0      $   0

   OPERATING EXPENSES
   --------------------------
       Other Expenses                                          1          0
       Interest Expense                                        0          0
                                                           -----      -----
               TOTAL EXPENSES                              $   1      $   0
                                                           -----      -----
   Earnings (loss) before income tax benefit
   and equity in undistributed earnings of
   subsidiary                                              ($  1)     $   0

   Income tax (benefit)                                        0          3
                                                           -----      -----
   Earnings (loss) before equity in undistributed
   earnings of subsidiary                                  ($  1)     ($  3)

   Equity in undistributed earnings of
   subsidiary                                                313        246
                                                           -----      -----

       Net Income                                          $ 312      $ 243
                                                           =====      =====

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Three Month Periods Ended  March  31, 1996 and 1995
                                 (In Thousands)

                                                                   INCREASE
                                               1996       1995    (DECREASE)
INTEREST INCOME:                              -------    -------   --------
    Interest and fees on loans                $   632    $   627          5
    Interest on investment securities:
       Taxable                                    310        315         (5)
       Tax-Exempt                                  24          2         22
    Other Interest                                 71         75         (4)
                                              -------    -------    -------
       TOTAL INTEREST INCOME                  $ 1,037    $ 1,019         18
                                              -------    -------    -------
INTEREST EXPENSE:
    Interest on deposits                      $   315    $   267         48
    Interest on short-term borrowings               0          0          0
                                              -------    -------    -------
       TOTAL INTEREST EXPENSE                 $   315    $   267         48
                                              -------    -------    -------
NET INTEREST INCOME                           $   722    $   752        (30)

Provision for possible loan losses                  0          0          0
                                              -------    -------    -------
Net Interest Income after provision for
    possible loan losses                      $   722    $   752        (30)
                                              -------    -------    -------
NON-INTEREST INCOME:
    Service charges on deposit accounts       $   132    $   139         (7)
    Investment securities gains (losses)            0          0          0
    Other                                          34         31          3
                                              -------    -------    -------
       TOTAL NON-INTEREST INCOME              $   166    $   170         (4)
                                              -------    -------    -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits            $   261    $   281        (20)
    Net Occupancy Expense                         145        137          8
    Net cost of operation of O.R.E.O               (1)        (1)         0
    Other                                         153        168        (15)
                                              -------    -------    -------
       TOTAL NON-INTEREST EXPENSE             $   558    $   585        (27)
                                              -------    -------    -------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                           $   330    $   337         (7)

INCOME TAX (BENEFIT)                               18         94        (76)
                                              -------    -------    -------
   INCOME BEFORE EXTRAORDINARY ITEMS          $   312    $   243         69

EXTRAORDINARY ITEMS                                 0          0          0
                                              -------    -------    -------
   NET INCOME                                 $   312    $   243         69
                                              -------    -------    -------
Net income per share of common stock          $  2.60    $  2.03    $  0.58
                                              =======    =======    =======

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March  31, 1996 & 1995
                                 (In Thousands)

                            NET
                         UNREALIZED
                         GAINS(LOSS)                   RETAINED
                         SECURITIES   STOCK   SURPLUS  EARNINGS   TOTAL
                         ----------   ------  -------  --------  -------
  Balance 12/31/94       ($   1)      $  600    $2,150   $3,069   $5,818
  Net Income (Loss)                                         243      243
  Cash Dividends                                             --       --
  Change in Unrealized
        Gains/Losses         53                              --       53
                         ------       ------    ------   ------   ------
  Balance 3/31/95        $   52       $  600    $2,150   $3,312   $6,114
                         ------       ------    ------   ------   ------

  Balance 12/31/95       $  105       $  600    $2,150   $3,930   $6,785
  Net Income (Loss)                                         312      312
  Cash Dividends                                             --       --
  Change in Unrealized
        Gains/Losses        (31)                             --      (31)
                         ------       ------    ------   ------   ------
   Balance 3/31/96       $   74       $  600    $2,150   $4,242   $7,066
                         ======       ======    ======   ======   ======

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended  March  31, 1996 and 1995

                                                              1996       1995
                                                            --------   --------
 OPERATING ACTIVITIES
   Net income                                                $   312    $   243
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of investment security discounts                  (4)        (5)
      Amortization of investment security premiums                 5          2
      Depreciation                                                48         44
      Provision for loan losses                                    0          0
      Gain on sale of other real estate                            0          0
      Gain/loss on sale of assets                                  0          0
      Decrease (increase) in accrued interest receivable         (67)       (57)
      Increase (decrease) in accrued interest payable              1         10
      Increase (decrease) in other liabilities                  (303)       137
      Decrease(increase) in other asset                           17        (26)
                                                             -------    -------
         Net cash provided by operating activities           $     9    $   348
                                                             -------    -------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for
     sale securities                                         $   184         81
   Proceeds from sales & maturities of held to maturity
     securities                                                2,500      1,000
   Purchases of available for sale securities                 (1,026)      (300)
   Purchases of held to maturity securities                   (2,495)    (1,000)
   (Increase) decrease in interest-bearing deposits
     with banks                                                 (397)       989
   (Increase) decrease in loans                                  344      1,112
   Decrease (increase) in federal funds sold                   3,800      3,150
   Net decrease (increase) in other real estate                    0          0
   Proceeds from sale of assets                                    0          0
   Purchases of property & equipment                             (22)         0
   Other                                                          16        (27)
                                                             -------    -------
         Net cash provided (used) by investing activities    $ 2,904    $ 5,005
                                                             -------    -------


 FINANCING ACTIVITIES
   Increase (decrease) in non-interest bearing deposits      ($2,247)   ($1,144)
   Increase (decrease) in int-bearing deposits                (2,137)    (6,303)
   Dividends paid                                                  0          0
                                                             -------    -------
         Net cash provided (used) by financing activities    ($4,384)   ($7,447)
                                                             -------    -------
         Increase (decrease) in cash and cash equivalents    ($1,471)   ($2,094)

      Cash and cash equivalents at beginning of year           5,534      7,806
                                                             -------    -------
      Cash and cash equivalents at end of period             $ 4,063    $ 5,712
                                                             -------    -------
      Cash interest income received                          $   971    $   962
                                                             -------    -------
      Cash interest expense paid                             $   314    $   257
                                                             =======    =======

                              AMERICAN BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March  31,  1996


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


OVERVIEW

      The Company reported net income of $ 312,000 for the first three months of 1996 compared to $ 243,000 for the same period of 1995. On a per share basis, the income was $ 2.60 for the first quarter of 1996 compared to $ 2.03 for the same period of 1995. The Company recorded a provision for possible loan losses of $ 0 for the three months ended March 31, 1995 and 1994, respectively. Net interest income decreased 4% to $ 722,000 for the first quarter of 1996 compared to $ 752,000 for the same period of 1995.

      Total assets were $ 58,665,000 at March 31, 1996, a slight increase of $ 529,000 from March 31, 1995. Loans remain fairly constant at $ 26,046,000 and $ 25,941,000 at March 31, 1996 and 1995, respectively. Deposits also remained constant at $ 51,271,000 and $ 51,783,000 at March 31, 1996 and 1995,
respectively.



RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the three months ended March 31, 1996 totaled $ 722,000, a $ 30,000 decrease from the same period in 1995. Factors contributing to this decrease include an increase in the average rate paid on time deposits. The increase in interest expense was partially offset by an increase in the average rate earned on the loan portfolio and an increase in the average balance of tax-exempt securities. The overall effect of volume and rate changes on net interest income during the first quarter of 1996 was unfavorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first quarter of 1996 and 1995. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.33% and 2.33% at March 31, 1996 and 1995, respectively.



      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the three month periods ended March 31, 1996 and 1995. The $ 4,000 decrease in noninterest income for the first quarter of 1996 is the result of a $ 7,000 decrease in total service charges on deposit account as compared to the same period of 1995.

There were no securities gains in the first three months of 1996 or of 1995.


      NONINTEREST EXPENSE. For the first three months of 1996 noninterest expense decreased $ 27,000 or 4.6% compared to the same period in 1995.

Salaries and employee benefits , the largest component of noninterest expense, decreased by $ 20,000 or 7% for the first three months of 1996 as compared to the same period in 1995. Employee medical insurance expense decreased by $ 30,000 for the first quarter of 1996 as compared to the same period of 1995. This decrease is reflective of a decrease in medical claim experience for the quarter ended March 31, 1996.

Other expenses decreased by $ 15,000 or 9 % for the first three months of 1996 as compared to the same period in 1995. The most significant variance was a decrease in FDIC assessment expense of $ 38,000 due to a reduction in the FDIC assessment rates. The other categories in non-interest expense experienced normal variations between the first quarter of 1996 and 1995.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 18,000 in the first quarter of 1996 as compared to $ 94,000 in the first quarter of 1995. Upon filing the 1995 federal tax return the company was able to utilize tax credit carried forward. These tax credits were included in deferred tax assets aa of December 31, 1995, however, a deferred tax valuation reserve was also recorded due to uncertainty of realizable value.

FINANCIAL CONDITION

      LOANS.  Loans were $ 26,046,000 at March 31, 1996; up by $ 105,000 or . 4
% from March 31, 1995.  Loan demand remains flat in the area.


TABLE I - COMPOSITION OF LOAN PORTFOLIO
- ---------------------------------------

                                                        March 31, 1996  March 31, 1995
                                                        --------------  --------------
               Commercial, Financial and Agricultural         $ 5,932         $ 5,604
               Real Estate Construction                           120             232
               Real Estate Mortgage                            15,957          16,163
               Consumer Loans                                   4,017           3,752
               Industrial Revenue Bonds                           642             812
                                                              -------         -------
                     TOTAL LOANS                              $26,668         $26,563

               Allowance for possible loan losses                 622             621
               Unearned income                                      0               1
                                                              -------         -------
                                                              $26,046         $25,941
                                                              =======         =======



      SECURITIES HELD TO MATURITY. Securities held to maturity were $ 16,500,000 at March 31, 1996; up by $ 13,000 from March 31, 1995.



      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 5,935,000 at March 31, 1996; up by $ 2,508,000 or 7.3 % from March 31, 1995.
Securities classified as available for sale are primarily mortgage backed securities and municipal securities.


TABLE II - INVESTMENT SECURITIES
A comparison of the book value and estimated market value of investment securities is as follows:

                                                      March  31,  1996
                                           ---------------------------------------
                                             HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                              AMORT    MARKET     AMORT     MARKET
                                              COST     VALUE       COST     VALUE
        U.S. Treasury                      $ 6,001   $ 6,037   $     0         0
        U.S. Agencies                       10,499    10,530     2,063     2,157
        State & Political Subdivisions           0         0     3,759     3,778
                                           -------   -------   -------   -------
                     TOTAL                 $16,500   $16,567   $ 5,822   $ 5,935
                                           =======   =======   =======   =======

                                                     March  31,  1995
                                           ---------------------------------------
                                             HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                              AMORT    MARKET     AMORT     MARKET
                                              COST     VALUE       COST     VALUE
        U.S. Treasury                      $ 4,998   $ 4,989   $     0         0
        U.S. Agencies                       11,489    11,219     3,049     3,118
        State & Political Subdivisions           0         0       300       309
                                           -------   -------   -------   -------
                     TOTAL                 $16,487   $16,208   $ 3,349   $ 3,427
                                           =======   =======   =======   =======

TABLE III - NONPERFORMING ASSETS
Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield. Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. Certain nonperforming loans are current as to principal and interest payments are classified as nonperforming because there is a question concerning full collectibility of both principal and interest.


                                                             March 31, 1996     March 31, 1995
                                                             --------------     --------------
             Non-Performing Loans:                                    --      --
               Loans on Non-Accrual                                  $ 2     $ 5
               Loans past due 90 days or more as to
                  principal or interest, but not on
                  non-accrual                                          6       1
               Loans & leases restructured and in
                  compliance with terms                               16      24
                                                                     ---     ---
                                                                     $24     $30
               Other Real Estate and repossessed assets
                  received in complete or partial
                  satisfaction of debt                                14      17
                                                                     ---     ---
                     TOTAL NONPERFORMING ASSETS                      $38     $47
                                                                     ===     ===



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
- ------------------------------------------------

                                                                    March 31, 1996  March 31, 1995
                                                                    --------------  --------------
               Beginning balance                                             $624             $614

               Charge-offs:
                   Commercial, financial and agricultural                      --               --
                   Real estate - construction                                  --               --
                   Real estate - mortgage                                      --               --
                   Installment loans to individuals                             6               --
                                                                            -----        ---------
                       Total charge-offs                                        6                0
                                                                            -----        ---------
               Recoveries:
                   Commercial, financial and agricultural                       3                3
                   Real estate - construction                                  --               --
                   Real estate - mortgage                                      --               --
                   Installment loans to individuals                             1                4
                                                                            -----        ---------
                       Total recoveries                                         4                7
                                                                            -----        ---------
               Net charge-offs                                                  2               (7)
                                                                            -----        ---------
               Provision charged against income                                --               --
                                                                            -----            -----
               Balance at end of period                                     $ 622            $ 621
                                                                            =====            =====

               Ratio of net charge-offs during the period to average loans
                   outstanding during the period                             .008%            (.03%)
                                                                            =====            =====

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

                                              March 31, 1996      March 31, 1995
                                            ------------------- -------------------
                                                     % OF LOANS          % OF LOANS
                                                      TO TOTAL            TO TOTAL
                                             AMOUNT    LOANS      AMOUNT    LOANS
                                            ------------------- -------------------
               Commercial, financial and
                 agricultural                      $137      22%   $130      21%
               Real estate - construction             6       1%      6       1%
               Real estate - mortgage               373      60%    379      61%
               Installment loans                     93      15%     87      14%
               Industrial revenue  bonds             13       2%     19       3%
                                                   ----    ----    ----     ----
                                                   $622     100%   $621     100%
                                                   ====    ====    ====     ====


      DEPOSITS. As of March 31, 1996 total deposits have decreased by $ 512,000 or 1 % from March 31, 1995. Noninterest bearing deposits decreased by $ 166,000 or 1 % from March 31, 1995 to March 31, 1996. Interest bearing deposits decreased by $ 346,000 or 1 % from March 31, 1995 to March 31, 1996.


      CAPITAL. Shareholders' equity totaled $ 7,066,000 at March 31, 1996, compared to $ 6,114,000 at March 31, 1995. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                                    March   31,
                                                               ---------------------
               AMERICAN BANK & TRUST COMPANY                      1996       1995
                                                               ---------- ----------
               Risk-based capital:
                   Teir 1 risk-based capital ratio                23.77%     20.83%
                   Total risk-based capital ratio                 25.02%     22.08%
               Leverage ratio                                     11.78%     10.14%




      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,287,000 at March 31, 1996.


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


                                            AMERICAN BANCORP, INC.
                                            ----------------------
                                            (Registrant)



   5/8/1996                                 /s/  Salvador L. Diesi
- ---------------                             -----------------------
    DATE                                    Salvador L. Diesi
                                            Chairman of the Board / President



   5/8/1996                                 /s/  Ronald J. Lashute
- ---------------                             -----------------------
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