Form 10-Q
period 1996-06-30
AMERICAN BANCORP INC/LA
filed 1996-08-08
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1996


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                   72-0951347
- ----------------------------------           -----------------------------------
 (State or other jurisdiction of               (I R S Employer I. D. Number)
  incorporation or organization)



   328 EAST LANDRY STREET, OPELOUSAS, LA                70571-1579
- --------------------------------------------------------------------------------
  (Address of principal executive office)               (Zip Code)



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

Common stock, $5 Par Value-------120,000 shares as of July 15, 1996

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            June 30, 1996 and 1995
                                 (In Thousands)


ASSETS                                                              1996           1995
- ------                                                             ------         ------
    Cash                                                                2              3
    Investment in Subsidiary                                        7,245          6,274
    Dividend Receivable                                                 0              0
    Due From Subsidiary                                                42            339
                                                                   ------         ------
                 TOTAL ASSETS                                      $7,289         $6,616
                                                                   ======         ======

LIABILITIES
- -----------

    Federal Income Taxes Payable                                       37            226
    Other Liabilities                                                   0              0
                                                                   ------         ------
                 TOTAL LIABILITIES                                    $37           $226
                                                                   ------         ------

SHAREHOLDERS' EQUITY
- --------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                                   20             74
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                            600            600
Surplus                                                             2,150          2,150
Retained Earnings                                                   4,482          3,566
                                                                   ------         ------
                 TOTAL EQUITY                                       7,252          6,390
                                                                   ------         ------
                 TOTAL LIABILITIES &  EQUITY                       $7,289         $6,616
                                                                   ======         ======

                            AMERICAN  BANCORP,  INC.
                          CONSOLIDATED BALANCE SHEETS
                            June 30, 1996 and 1995
                                 (In Thousands)


                                                                 1996           1995
                                                                -------        -------
     ASSETS
     ------
Cash and Due From Banks                                           3,967          3,655
Interest Bearing Deposits                                         1,091            891
Securities Held to Maturity                                      17,019         18,998
Securities Available for Sale                                     6,868          3,546
Federal Funds Sold                                                4,350          5,400
Loans - Net                                                      27,646         26,106
Bank Premises and Equipment                                       1,388          1,310
Other Real Estate Owned                                              14             14
Accrued Interest Receivable                                         581            483
Deferred Tax Asset                                                   15             27
Prepaid Expenses and Other Assets                                   441            275
                                                                -------        -------
     TOTAL ASSETS                                               $63,380        $60,705
                                                                =======        =======


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                            16,274         16,146
 Interest Bearing                                                39,621         37,797
                                                                -------        -------
     Total Deposits                                              55,895         53,943
Accrued Interest Payable                                            120             99
Deferred Income Tax Credits                                           0              0
Accrued Expenses and Other Liabilities                              113            273
                                                                -------        -------
     TOTAL LIABILITIES                                          $56,128        $54,315
                                                                -------        -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
 Available for Sale                                                  20             74
Common Stock, $5 par value; authorized
 10,000,000 shares; issued 120,000 shares                           600            600
Surplus                                                           2,150          2,150
Retained Earnings                                                 4,482          3,566
                                                                -------        -------
     TOTAL SHAREHOLDERS' EQUITY                                  $7,252         $6,390
                                                                -------        -------
     TOTAL LIABILITIES & EQUITY                                 $63,380        $60,705
                                                                =======        =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
            For the Six Month Periods Ended June 30, 1996 and 1995
                                 (In Thousands)


                                                                 1996           1995
                                                                 ----           ----
INCOME FROM SUBSIDIARY
- ----------------------

    Dividends                                                      $0             $0

OPERATING EXPENSES
- ------------------
    Other Expenses                                                  1              4
    Interest Expense                                                0              0
                                                                 ----           ----
             TOTAL EXPENSES                                        $1             $4
                                                                 ----           ----
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                                        ($1)           ($4)

Income tax (benefit)                                                0              5
                                                                 ----           ----
Earnings (loss) before equity in undistributed
earnings of subsidiary                                            ($1)           ($9)

Equity in undistributed earnings of
subsidiary                                                        553            506
                                                                 ----           ----

    Net Income                                                   $552           $497
                                                                 ====           ====

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Six Month Periods Ended June 30, 1996 and 1995
                                 (In Thousands)

                                                                                        INCREASE
                                                                 1996           1995   (DECREASE)
INTEREST INCOME:                                                ------         ------  ----------
    Interest and fees on loans                                  $1,278         $1,278        0
    Interest on investment securities:
       Taxable                                                     641            652      (11)
       Tax-Exempt                                                   52              9       43
    Other Interest                                                 132            156      (24)
                                                                ------         ------    -----
       TOTAL INTEREST INCOME                                    $2,103         $2,095        8
                                                                ------         ------    -----
INTEREST EXPENSE:
    Interest on deposits                                          $640           $556       84
    Interest on short-term borrowings                                0              0        0
                                                                ------         ------    -----
       TOTAL INTEREST EXPENSE                                     $640           $556       84
                                                                ------         ------    -----
NET INTEREST INCOME                                             $1,463         $1,539      (76)

Provision for possible loan losses                                   0              0        0
                                                                ------         ------    -----
Net Interest Income after provision for
    possible loan losses                                        $1,463         $1,539      (76)
                                                                ------         ------    -----
NON-INTEREST INCOME:
    Service charges on deposit accounts                           $260           $275      (15)
    Investment securities gains (losses)                             0              0        0
    Other                                                           53             50        3
                                                                ------         ------    -----
       TOTAL NON-INTEREST INCOME                                  $313           $325      (12)
                                                                ------         ------    -----
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                $527           $554      (27)
    Net Occupancy Expense                                          295            274       21
    Net cost of operation of O.R.E.O.                               (2)            (1)      (1)
    Other                                                          280            318      (38)
                                                                ------         ------    -----
       TOTAL NON-INTEREST EXPENSE                               $1,100         $1,145      (45)
                                                                ------         ------    -----
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                               $676           $719      (43)

INCOME TAX (BENEFIT)                                               124            222      (98)
                                                                ------         ------    -----
   INCOME BEFORE EXTRAORDINARY ITEMS                              $552           $497       55

EXTRAORDINARY ITEMS                                                  0              0        0
                                                                ------         ------    -----
   NET INCOME                                                     $552           $497       55
                                                                ======         ======    =====
Net income per share of common stock                             $4.60          $4.14    $0.46
                                                                ======         ======    =====

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Six Month Periods Ended June 30, 1996 & 1995
                                 (In Thousands)

                                                  NET
                                              UNREALIZED
                                              GAINS(LOSS)   COMMON                   RETAINED
                                              SECURITIES    STOCK      SURPLUS       EARNINGS   TOTAL
                                              -----------   ------     -------       --------   ------
Balance 12/31/94                                  ($1)       $600       $2,150         $3,069   $5,818
Net Income (Loss)                                                                         497      497
Cash Dividends                                                                              0        0
Change in Unrealized
      Gains/Losses                                 75                                               75
                                                 ----       -----      -------        -------  -------
Balance  6/30/95                                  $74        $600       $2,150         $3,566   $6,390
                                                 ====       =====      =======        =======  =======

Balance 12/31/95                                 $105        $600       $2,150         $3,930   $6,785
Net Income (Loss)                                                                         552      552
Cash Dividends                                                                              0        0
Change in Unrealized
      Gains/Losses                                (85)                                             (85)
                                                 ----       -----      -------        -------  -------
 Balance 6/30/96                                  $20        $600       $2,150         $4,482   $7,252
                                                 ====       =====      =======        =======  =======

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Month Periods Ended June 30, 1996 and 1995

                                                                                 1996           1995
                                                                                -------        -------
OPERATING ACTIVITIES
  Net income                                                                       $552           $497
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Accretion of investment security discounts                                     (11)           (11)
     Amortization of investment security premiums                                    10              5
     Depreciation                                                                    99             87
     Provision for loan losses                                                        0              0
     Gain on sale of other real estate                                                0              0
     Gain/loss on sale of assets                                                      0              0
     Decrease (increase) in accrued interest receivable                             (29)           (53)
     Increase (decrease) in accrued interest payable                                 17             19
     Increase (decrease) in other liabilities                                      (413)           261
     Decrease(increase) in other asset                                                0            (27)
                                                                                -------        -------
        Net cash provided by operating activities                                  $225           $778
                                                                                -------        -------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities                $324           $205
  Proceeds from sales & maturities of held to maturity securities                 3,500          2,500
  Purchases of available for sale securities                                     (2,178)          (504)
  Purchases of held to maturity securities                                       (4,023)        (5,012)
  (Increase) decrease in interest-bearing deposits with banks                      (397)         1,583
  (Increase) decrease in loans                                                   (1,256)           947
  Decrease (increase) in federal funds sold                                       2,000            650
  Net decrease (increase) in other real estate                                        0              0
  Proceeds from sale of assets                                                        0              0
  Purchases of property & equipment                                                 (51)           (22)
  Other                                                                              50             11
                                                                                -------        -------
        Net cash provided (used) by investing activities                        ($2,031)          $358
                                                                                -------        -------


FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits                            ($656)          $154
  Increase (decrease) in int-bearing deposits                                       895         (5,441)
  Dividends paid                                                                      0              0
                                                                                -------        -------
        Net cash provided (used) by financing activities                           $239        ($5,287)
                                                                                -------        -------
        Increase (decrease) in cash and cash equivalents                        ($1,567)       ($4,151)

     Cash and cash equivalents at beginning of year                               5,534          7,806
                                                                                -------        -------
     Cash and cash equivalents at end of period                                  $3,967         $3,655
                                                                                =======        =======
     Cash interest income received                                               $2,074         $2,042
                                                                                =======        =======
     Cash interest expense paid                                                    $623           $537
                                                                                =======        =======

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996


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


OVERVIEW

      The Company reported net income of $ 552,000 for the first six months of 1996 compared to $ 497,000 for the same period of 1995. On a per share basis, the income was $ 4.60 for the first half of 1996 compared to $ 4.14 for the same period of 1995. The Company recorded a provision for possible loan losses of $ 0 for the six months ended June 30, 1996 and 1995, respectively. Net interest income decreased 4.9% to $ 1,463,000 for the first half of 1996 compared to $ 1,539,000 for the same period of 1995.

      Total assets were $ 63,380,000 at June 30, 1996, an increase of $ 2,675,000 from June 30, 1995. Loans increased by $ 1,540,000 or 5.9% from
$ 26,106,000 at June 30, 1995 to $ 27,646,000 at June 30, 1996.  Deposits also increased from $ 53,943,00 at June 30, 1995 to $ 55,895,000 at June 30, 1996.



RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the six months ended June 30, 1996 totaled $ 1,463,000, a $ 76,000 decrease from the same period in 1995. Factors contributing to this decrease include an increase in the average rate paid on time deposits. The increase in interest expense was partially offset by an increase in the average balance of tax-exempt securities. The overall effect of volume and rate changes on net interest income during the first half of 1996 was unfavorable.



      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first half of 1996 and 1995. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.20% and 2.32% at June 30, 1996 and 1995, respectively.



      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the six month periods ended June 30, 1996 and 1995. The $ 12,000 decrease in noninterest income for the first half of 1996 is the result of a $ 15,000 decrease in total service charges on deposit account as compared to the same period of 1995.

There were no securities gains in the first six months of 1996 or of 1995.


      NONINTEREST EXPENSE. For the first six months of 1996 noninterest expense decreased $ 45,000 or 3.9% compared to the same period in 1995.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $ 27,000 or 4.9% for the first six months of 1996 as compared to the same period in 1995. Employee medical insurance expense decreased by $ 36,000 for the first half of 1996 as compared to the same period of 1995. This decrease is reflective of a decrease in medical claim experience for the six months ended June 30, 1996.

Other expenses decreased by $ 38,000 or 12% for the first six months of 1996 as compared to the same period in 1995. The most significant variance was a decrease in FDIC assessment expense of $ 58,000 due to a reduction in the FDIC assessment rates. The other categories in non-interest expense experienced normal variations between the first half of 1996 and 1995.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 124,000 in the first half of 1996 as compared to $ 222,000 in the first half of 1995. Upon filing the 1995 federal tax return the company was able to utilize tax credits of $ 96,000 carried forward. These tax credits were included in deferred tax assets as of December 31, 1995, however, a deferred tax valuation reserve was also recorded due to uncertainty of realizable value.

FINANCIAL CONDITION

      LOANS.  Loans were $ 27,646,000 at June 30, 1996; up by $ 1,540,000 or
5.9% from June 30, 1995.



TABLE I - COMPOSITION OF LOAN PORTFOLIO
- ---------------------------------------
                                                                         June 30, 1996       June 30, 1995
                                                                         --------------      -------------
                    Commercial, Financial and Agricultural                     $6,487            $5,794
                    Real Estate Construction                                      310                29
                    Real Estate Mortgage                                       16,093            16,285
                    Consumer Loans                                              4,776             3,846
                    Industrial Revenue Bonds                                      601               773
                                                                              -------           -------
                          TOTAL LOANS                                         $28,267           $26,727

                    Allowance for possible loan losses                            621               621
                    Unearned income                                                 0                 0
                                                                              -------           -------
                                                                              $27,646           $26,106
                                                                              =======           =======



     SECURITIES HELD TO MATURITY. Securities held to maturity were $ 17,019,000 at June 30, 1996; down by $ 1,979,000 from June 30, 1995.



     SECURITIES AVAILABLE FOR SALE.  Securities available for sale were
$ 6,868,000 at June 30, 1996; up by $ 3,322,000 or 94% from June 30, 1995.
Securities classified as available for sale are primarily mortgage backed securities and municipal securities.


TABLE II - INVESTMENT SECURITIES
- --------------------------------

A comparison of the book value and estimated market value of investment securities is as follows:

                                                                                    June 30, 1996
                                                                    ---------------------------------------------
                                                                     HELD-TO-MATURITY         AVAILABLE-FOR-SALE

                                                                     AMORT        MARKET       AMORT      MARKET
                                                                     COST         VALUE        COST       VALUE
        U.S. Treasury                                                $5,000       $5,016         $995        995
        U.S. Agencies                                                12,019       11,906        3,424      3,479
        State & Political Subdivisions                                    0            0        2,418      2,394
                                                                    -------      -------       ------     ------
                          TOTAL                                     $17,019      $16,922       $6,837     $6,868
                                                                    =======      =======       ======     ======
                                                                                   June 30, 1995
                                                                    --------------------------------------------
                                                                     HELD-TO-MATURITY        AVAILABLE-FOR-SALE

                                                                     AMORT       MARKET         AMORT     MARKET
                                                                     COST        VALUE          COST      VALUE
        U.S. Treasury                                                $5,510       $5,513             $0        0
        U.S. Agencies                                                13,488       13,476          2,931    3,028
        State & Political Subdivisions                                    0            0            503      518
                                                                    -------      -------         ------   ------
                          TOTAL                                     $18,998      $18,989         $3,434   $3,546
                                                                    =======      =======         ======   ======

TABLE III - NONPERFORMING ASSETS
- --------------------------------

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


                                                                               June  30, 1996    June  30, 1995
                                                                               --------------    --------------
             Non-Performing Loans:
                          Loans on Non-Accrual                                           $1                $2
                          Loans past due 90 days or more as to
                             principal or interest, but not on
                             non-accrual                                                 35                11
                          Loans & leases restructured and in
                             compliance with terms                                       33                23
                                                                                       ----              ----
                                                                                        $69               $36
                          Other Real Estate and repossessed assets
                             received in complete or partial
                             satisfaction of debt                                        14                14
                                                                                       ----              ----
                                TOTAL NONPERFORMING ASSETS                              $83               $50
                                                                                       ====              ====



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
- ------------------------------------------------
                                                                               June  30, 1996    June  30, 1995
                                                                               --------------    --------------
                           Beginning balance                                            $624              $614

                           Charge-offs:
                               Commercial, financial and agricultural                      -                 -
                               Real estate - construction                                  -                 -
                               Real estate - mortgage                                      -                 -
                               Installment loans to individuals                            9                 2
                                                                                       -----             -----
                                   Total charge-offs                                       9                 2
                                                                                       -----             -----
                           Recoveries:
                               Commercial, financial and agricultural                      4                 3
                               Real estate - construction                                  -                 -
                               Real estate - mortgage                                      1                 -
                               Installment loans to individuals                            1                 6
                                                                                       -----             -----
                                   Total recoveries                                        6                 9
                                                                                       -----             -----
                           Net charge-offs                                                 3                (7)
                                                                                       -----             -----
                           Provision charged against income                                -                 -
                                                                                       -----             -----
                           Balance at end of period                                     $621              $621
                                                                                       =====             =====
                           Ratio of net charge-offs during the period to average loans
                               outstanding during the period                            0.01%             (.03%)
                                                                                       =====             =====

The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.

TABLE V - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
- -----------------------------------------------------

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

                                                      June 30, 1996          June 30, 1995
                                            ---------------------- -----------------------
                                                     % OF LOANS                  % OF LOANS
                                                       TO TOTAL                  TO TOTAL
                                             AMOUNT      LOANS         AMOUNT      LOANS
                                            ---------------------- -----------------------
               Commercial, financial and
                 agricultural                   $143           23%          $137       22%
               Real estate - construction          6            1%             6        1%
               Real estate - mortgage            360           57%           373       60%
               Installment loans                 100           17%           105       17%
               Industrial revenue  bonds          12            2%             0        0%
                                               -----                      ------
                                                $621          100%          $621      100%
                                               =====                      ======


      DEPOSITS. As of June 30, 1996 total deposits have increased by $ 1,952,000 or 3.6% from June 30, 1995. Noninterest bearing deposits increased by $ 128,000 or .8% from June 30, 1995 to June 30, 1996. Interest bearing deposits increased by $ 1,824,000 or 4.8% from June 30, 1995 to June 30, 1996.


      CAPITAL. Shareholders' equity totaled $ 7,252,000 at June 30, 1996, compared to $ 6,390,000 at June 30, 1995. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS
- -------------------------

                                                                  June 30,
                                                        ----------------------------
                AMERICAN BANK & TRUST COMPANY               1996           1995
                      (Bank subsidiary)                 ------------- --------------
                Risk-based capital:
                    Tier 1 risk-based capital ratio          22.96%         21.02%
                    Total risk-based capital ratio           24.21%         22.27%
                Leverage ratio                               12.10%         10.52%




      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,479,000 at June 30, 1996.


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


                                           AMERICAN BANCORP, INC.
                                          --------------------------------
                                          (Registrant)



  8/7/1996                                  /s/ Salvador L. Diesi
- ---------------                           --------------------------------
    DATE                                   Salvador L. Diesi
                                           Chairman of the Board/President



  8/7/1996                                  /s/ Ronald J. Lashute
- ---------------                           --------------------------------
    DATE                                   Ronald J. Lashute
                                           Secretary/Treasurer
                                           of the Board

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                      DESCRIPTION
  ---------                    -----------
     27                        Financial Data Schedule