Form 10-Q
period 1996-09-30
AMERICAN BANCORP INC/LA
filed 1996-10-30
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1996


                         Commission File Number 0-11928


                           AMERICAN BANCORP, INC.
      -----------------------------------------------------------------
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


                               (318) 948-3056
      -----------------------------------------------------------------
            (Registrant's telephone number, including area code)


                               NOT APPLICABLE
      -----------------------------------------------------------------
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

Common stock, $5 Par Value----120,000 shares as of October 15, 1996

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                         September 30, 1996 and 1995
                                 (In Thousands)


ASSETS                                                   1996         1995
------                                                   ----         ----
    Cash                                                    2             3
    Investment in Subsidiary                            7,532         6,557
    Dividend Receivable                                     0             0
    Due From Subsidiary                                    52           472
                                                       ------        ------
               TOTAL ASSETS                            $7,586        $7,032
                                                       ======        ======

LIABILITIES
-----------

    Federal Income Taxes Payable                           46           361
    Other Liabilities                                       0             0
                                                       ------        ------
               TOTAL LIABILITIES                       $   46        $  361
                                                       ------        ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                       38            82
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                600           600
Surplus                                                 2,150         2,150
Retained Earnings                                       4,752         3,839
                                                       ------        ------
               TOTAL EQUITY                             7,540         6,671
                                                       ------        ------
               TOTAL LIABILITIES &  EQUITY             $7,586        $7,032
                                                       ======        ======

                            AMERICAN  BANCORP,  INC.
                          CONSOLIDATED BALANCE SHEETS
                         September 30, 1996 and 1995
                                 (In Thousands)


                                                        1996       1995
     ASSETS                                            -------    -------
   ------
Cash and Due From Banks                                 4,040      4,284
Interest Bearing Deposits                               1,091        694
Securities Held to Maturity                            17,028     18,502
Securities Available for Sale                           6,789      4,439
Federal Funds Sold                                      2,125      1,750
Loans - Net                                            27,195     26,032
Bank Premises and Equipment                             1,384      1,271
Other Real Estate Owned                                    14         14
Accrued Interest Receivable                               655        659
Deferred Tax Asset                                          6         28
Prepaid Expenses and Other Assets                         457        421
                                                      -------    -------
     TOTAL ASSETS                                     $60,784    $58,094
                                                      =======    =======


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                  14,449     16,225
 Interest Bearing                                      38,532     34,648
                                                      -------    -------
     Total Deposits                                    52,981     50,873
Accrued Interest Payable                                  108         99
Deferred Income Tax Credits                                 0          0
Accrued Expenses and Other Liabilities                    155        451
                                                      -------    -------
     TOTAL LIABILITIES                                $53,244    $51,423
                                                      -------    -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                       38         82
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                600        600
Surplus                                                 2,150      2,150
Retained Earnings                                       4,752      3,839
                                                      -------    -------
     TOTAL SHAREHOLDERS' EQUITY                       $ 7,540    $ 6,671
                                                      -------    -------
     TOTAL LIABILITIES & EQUITY                       $60,784    $58,094
                                                      =======    =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
         For the Nine Month Periods Ended September 30, 1996 and 1995
                                 (In Thousands)


                                                        1996       1995
                                                        ----       ----
   INCOME FROM SUBSIDIARY
   ----------------------
       Dividends                                        $  0      $  0

   OPERATING EXPENSES
   ------------------
       Other Expenses                                      2         5
       Interest Expense                                    0         0
                                                        ----      ----
               TOTAL EXPENSES                           $  2      $  5
                                                        ----      ----
   Earnings (loss) before income tax benefit
   and equity in undistributed earnings of
   subsidiary                                           $ (2)     $ (5)

   Income tax (benefit)                                    0         7
                                                        ----      ----
   Earnings (loss) before equity in undistributed
   earnings of subsidiary                               $ (2)     $(12)

   Equity in undistributed earnings of
   subsidiary                                            824       782
                                                        ----      ----

       Net Income                                       $822      $770
                                                        ====      ====

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
         For the Nine Month Periods Ended September 30, 1996 and 1995
                                 (In Thousands)

                                                                              INCREASE
                                                          1996       1995    (DECREASE)
INTEREST INCOME:                                         -----      -----    ---------
    Interest and fees on loans                           $1,951    $1,937         14
    Interest on investment securities:
       Taxable                                              999     1,016        (17)
       Tax-Exempt                                            82        19         63
    Other Interest                                          181       206        (25)
                                                         ------    ------      -----
       TOTAL INTEREST INCOME                             $3,213    $3,178         35
                                                         ------    ------      -----
INTEREST EXPENSE:
    Interest on deposits                                 $  985    $  853        132
    Interest on short-term borrowings                         0         0          0
                                                         ------    ------      -----
       TOTAL INTEREST EXPENSE                            $  985    $  853        132
                                                         ------    ------      -----
NET INTEREST INCOME                                      $2,228    $2,325        (97)

Provision for possible loan losses                            0         0          0
                                                         ------    ------      -----
Net Interest Income after provision for
    possible loan losses                                 $2,228    $2,325        (97)
                                                         ------    ------      -----
NON-INTEREST INCOME:
    Service charges on deposit accounts                  $  396    $  409        (13)
    Investment securities gains (losses)                      0         0          0
    Other                                                    71        69          2
                                                         ------    ------      -----
       TOTAL NON-INTEREST INCOME                         $  467    $  478        (11)
                                                         ------    ------      -----
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                       $  794    $  838        (44)
    Net Occupancy Expense                                   450       424         26
    Net cost of operation of O.R.E.O.                       (13)       (3)       (10)
    Other                                                   397       420        (23)
                                                         ------    ------      -----
       TOTAL NON-INTEREST EXPENSE                        $1,628    $1,679        (51)
                                                         ------    ------      -----
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                      $1,067    $1,124        (57)

INCOME TAX (BENEFIT)                                        245       354       (109)
                                                         ------    ------      -----
   INCOME BEFORE EXTRAORDINARY ITEMS                     $  822    $  770         52

EXTRAORDINARY ITEMS                                           0         0          0
                                                         ------    ------      -----
   NET INCOME                                            $  822    $  770         52
                                                         ======    ======      =====
Net income per share of common stock                     $ 6.85    $ 6.42      $0.43
                                                         ======    ======      =====

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the Nine Month Periods Ended September 30, 1996 & 1995
                                 (In Thousands)

                          NET
                       UNREALIZED
                      GAINS(LOSS)   COMMON                     RETAINED
                       SECURITIES    STOCK       SURPLUS       EARNINGS      TOTAL
                      -----------   -------      -------       --------     ------
Balance 12/31/94         $ (1)        $600       $2,150         $3,069      $5,818
Net Income (Loss)                                                  770         770
Cash Dividends                                                       0           0
Change in Unrealized
      Gains/Losses         83                                                   83
                         ----         ----       ------         ------      ------
Balance  9/30/95         $ 82         $600       $2,150         $3,839      $6,671
                         ====         ====       ======         ======      ======

Balance 12/31/95         $105         $600       $2,150         $3,930      $6,785
Net Income (Loss)                                                  822         822
Cash Dividends                                                       0           0
Change in Unrealized
      Gains/Losses        (67)                                                 (67)
                         ----         ----       ------         ------      ------
 Balance 9/30/96         $ 38         $600       $2,150         $4,752      $7,540
                         ====         ====       ======         ======      ======


                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Month Periods Ended September 30, 1996 and 1995

                                                                       1996           1995
                                                                      -------       -------
 OPERATING ACTIVITIES
   Net income                                                         $   822       $   770
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of investment security discounts                          (20)          (16)
      Amortization of investment security premiums                         16             8
      Depreciation                                                        149           131
      Provision for loan losses                                             0             0
      Gain on sale of other real estate                                     0             3
      Gain/loss on sale of assets                                          (9)            0
      Decrease (increase) in accrued interest receivable                 (102)         (229)
      Increase (decrease) in accrued interest payable                       5            19
      Increase (decrease) in other liabilities                           (371)          438
      Decrease(increase) in other asset                                    (8)          (27)
                                                                      -------       -------
         Net cash provided by operating activities                    $   482       $ 1,097
                                                                      -------       -------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities  $   432       $   642
   Proceeds from sales & maturities of held to maturity securities      5,000         3,500
   Purchases of available for sale securities                          (2,178)       (1,824)
   Purchases of held to maturity securities                            (5,524)       (5,511)
   (Increase) decrease in interest-bearing deposits with banks           (397)        1,780
   (Increase) decrease in loans                                          (805)        1,021
   Decrease (increase) in federal funds sold                            4,225         4,300
   Net decrease (increase) in other real estate                             0             0
   Proceeds from sale of assets                                             9             0
   Purchases of property & equipment                                      (97)          (27)
   Other                                                                   33          (143)
                                                                      -------       -------
         Net cash provided (used) by investing activities             $   698       $ 3,738
                                                                      -------       -------


 FINANCING ACTIVITIES
   Increase (decrease) in non-interest bearing deposits               $(2,480)      $   233
   Increase (decrease) in int-bearing deposits                           (194)       (8,590)
   Dividends paid                                                           0             0
                                                                      -------       -------
         Net cash provided (used) by financing activities             $(2,674)      $(8,357)
                                                                      -------       -------
         Increase (decrease) in cash and cash equivalents             $(1,494)      $(3,522)

      Cash and cash equivalents at beginning of year                    5,534         7,806
                                                                      -------       -------
      Cash and cash equivalents at end of period                      $ 4,040       $ 4,284
                                                                      =======       =======
      Cash interest income received                                   $ 3,111       $ 2,949
                                                                      =======       =======
      Cash interest expense paid                                      $   980       $   834
                                                                      =======       =======


                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


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


OVERVIEW

      The Company reported net income of $ 822,000 for the first nine months of 1996 compared to $ 770,000 for the same period of 1995. On a per share basis, the net income was $ 6.85 for the first nine months of 1996 compared to $ 6.42 for the same period of 1995. The Company recorded a provision for possible loan losses of $ 0 for the nine months ended June 30, 1996 and 1995, respectively. Net interest income decreased 4.2% to $ 2,228,000 for the first nine months of 1996 compared to $ 2,325,000 for the same period of 1995.

      Total assets were $ 60,784,000 at September 30, 1996, an increase of $ 2,690,000 from September 30, 1995. Loans increased by $ 1,163,000 or 4.5 % from $ 26,032,000 at September 30, 1995 to $ 27,195,000 at
September 30, 1996. Deposits also increased from $ 50,873,00 at
September 30, 1995 to $ 52,981,000 at September 30, 1996.



RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1996 totaled $ 2,228,000, a $ 97,000 decrease from the same period in 1995. Factors contributing to this decrease include an increase in both the average balance and average rate paid on time deposits. The increase in interest expense was partially offset by an increase in the average balance of tax-exempt securities. The overall effect of volume and rate changes on net interest income during the nine month period ended September 30, 1996 was unfavorable.



      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first nine months of 1996 and 1995. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.23 % and 2.33 % at September 30, 1996 and 1995, respectively.



      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the nine month periods ended September 30, 1996 and 1995. The $ 11,000 decrease in noninterest income for the first nine months of 1996 is the result of a $ 13,000 decrease in total service charges on deposit account as compared to the same period of 1995.

There were no securities gains in the nine month periods ended September 30, 1996 and 1995.


      NONINTEREST EXPENSE. For the first nine months of 1996 noninterest expense decreased $ 51,000 or 3.0% compared to the same period in 1995.

Salaries and employee benefits , the largest component of noninterest expense, decreased by $ 44,000 or 5.3 % for the first nine months of 1996 as compared to the same period in 1995. Employee medical insurance expense decreased by $ 48,000 for the first nine months of 1996 as compared to the same period of 1995. This decrease is reflective of a decrease in medical claim experience for the nine months ended September 30, 1996.

Other expenses decreased by $ 23,000 or 5.5 % for the first nine months of 1996 as compared to the same period in 1995. The most significant variance was a decrease in FDIC assessment expense of $ 53,000 due to a reduction in the FDIC assessment rates. The other categories in non-interest expense experienced normal variations between the first nine months of 1996 and 1995.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 245,000 for the nine month period ended September 30, 1996 as compared to $ 354,000 for the same period of 1995. Upon filing the 1995 federal tax return the company was able to utilize tax credits of $ 96,000 carried forward. These tax credits were included in deferred tax assets as of December 31, 1995, however, a deferred tax valuation reserve was also recorded due to uncertainty of realizable value.

FINANCIAL CONDITION

      LOANS.  Loans were $ 27,195,000 at September 30, 1996; up by $ 1,163,000 or 4.5 % from September 30, 1995.



TABLE I - COMPOSITION OF LOAN PORTFOLIO
---------------------------------------
                                                               Sept. 30, 1996     Sept. 30, 1995
                                                               --------------    ---------------
                Commercial, Financial and Agricultural             $ 6,093           $ 5,812
                Real Estate Construction                               348                85
                Real Estate Mortgage                                16,010            15,857
                Consumer Loans                                       4,793             4,154
                Industrial Revenue Bonds                               571               746
                                                                   -------           -------
                      TOTAL LOANS                                  $27,815           $26,654

                Allowance for possible loan losses                     620               622
                Unearned income                                          0                 0
                                                                   -------           -------
                                                                   $27,195           $26,032
                                                                   =======           =======



      SECURITIES HELD TO MATURITY.  Securities held to maturity were
$ 17,028,000 at September 30, 1996; down by $ 1,474,000  from September
30, 1995.



      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 6,789,000 at September 30, 1996; up by $ 2,350,000 or 53 % from
September 30, 1995. Securities classified as available for sale are primarily mortgage backed securities and municipal securities.


TABLE II - INVESTMENT SECURITIES
--------------------------------

A comparison of the book value and estimated market value of investment securities is as follows:

                                                                  September  30,  1996
                                                        -------------------------------------------
                                                          HELD-TO-MATURITY      AVAILABLE-FOR-SALE

                                                         AMORT       MARKET     AMORT        MARKET
                                                         COST        VALUE      COST         VALUE
        U.S. Treasury                                   $ 4,503      $ 4,509    $  996          997
        U.S. Agencies                                    12,525       12,390     3,315        3,369
        State & Political Subdivisions                        0            0     2,422        2,423
                                                        -------      -------    ------       ------
                                TOTAL                   $17,028      $16,899    $6,733       $6,789
                                                        =======      =======    ======       ======

                                                                  September  30,  1995
                                                        -------------------------------------------
                                                          HELD-TO-MATURITY      AVAILABLE-FOR-SALE

                                                         AMORT       MARKET     AMORT        MARKET
                                                         COST        VALUE      COST         VALUE
        U.S. Treasury                                   $ 5,509      $ 5,547    $    0             0
        U.S. Agencies                                    12,993       12,977     3,311         3,409
        State & Political Subdivisions                        0            0     1,003          1030
                                                        -------      -------    ------        ------
                              TOTAL                     $18,502      $18,524    $4,314        $4,439
                                                        =======      =======    ======        ======

TABLE III - NONPERFORMING ASSETS
--------------------------------

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


                                                         Sept.  30, 1996            Sept.  30, 1995
      Non-Performing Loans:                              --------------             ---------------
               Loans on Non-Accrual                           $511                       $ 2
               Loans past due 90 days or more as to
                  principal or interest, but not on
                  non-accrual                                  104                         8
               Loans & leases restructured and in
                  compliance with terms                         26                        18
                                                              ----                       ---
                                                              $641                       $28
               Other Real Estate and repossessed assets
                  received in complete or partial
                  satisfaction of debt                          14                        14
                                                              ----                       ---
                     TOTAL NONPERFORMING ASSETS               $655                       $42
                                                              ====                       ===



Effective January 1, 1995, the Company adopted SFAS No. 114, which addresses the accounting treatment of certain impaired loans. The Company makes an assessment of impairment when and while loans are on nonaccrual or when the loans are restructured. The Company primarily bases the measurement of impaired loans on the fair value of the collateral reduced by costs to sell. If the measurement of the impaired loan is less than the recorded investment in the loan, the Company recognizes impairment by creating or adjusting an existing allocation of the allowance for loan losses.


The following table reflects the recorded investment in impaired loans and the related SFAS No. 114 allowance for loan losses at September 30, 1996.


                                                                          Recorded                  Related
                                                                        Investment in              Allowance
                                                                        Impaired Loans             for Losses
                                                                        --------------             ---------
               Impaired loans requiring a SFAS No. 114 allowance:
                       Consumer loans                                   $          511            $      170
                                                                        ==============            ==========


Total interest income recognized on loans designated as impaired for the nine months ended September 30, 1996 was $ 8,000. The average recorded investment in impaired loans was approximately $218,000 for the nine months ended September 30, 1996.

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

------------------------------------------------

                                                                               Sept. 30, 1996     Sept. 30, 1995
                                                                               --------------     --------------
           Beginning balance                                                         $624              614
           Charge-offs:
               Commercial, financial and agricultural                                   -                -
               Real estate - construction                                               -                -
               Real estate - mortgage                                                   -                -
               Installment loans to individuals                                        12                6
                                                                                     ----            -----
                   Total charge-offs                                                   12                6
                                                                                     ----            -----
           Recoveries:
               Commercial, financial and agricultural                                   5                6
               Real estate - construction                                               -                -
               Real estate - mortgage                                                   1                -
               Installment loans to individuals                                         2                7
                                                                                     ----            -----
                   Total recoveries                                                     8               13
                                                                                     ----            -----
           Net charge-offs                                                              4               (7)
                                                                                     ----            -----
           Provision charged against income                                             -                -
                                                                                     ----            -----
           Balance at end of period                                                  $620              621
                                                                                     ====            =====
           Ratio of net charge-offs during the period to average loans
               outstanding during the period                                         0.01%            (.03%)
                                                                                     ====            =====


The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.



TABLE V - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

                                                   Sept. 30, 1996             Sept. 30, 1995
                                             -------------------------- ---------------------------
                                                          % OF LOANS                  % OF LOANS
                                                            TO TOTAL                    TO TOTAL
                                                AMOUNT        LOANS         AMOUNT        LOANS
                                             -------------------------- ---------------------------
            Commercial, financial and
              agricultural                       $136           22%          $137           22%
            Real estate - construction              6            1%             0            0%
            Real estate - mortgage                360           58%           366           59%
            Installment loans                     106           17%            99           16%
            Industrial revenue  bonds              12            2%            19            3%
                                                 ----                        ----
                                                 $620          100%          $621          100%
                                                 ====                        ====

      DEPOSITS. As of September 30, 1996 total deposits have increased by $ 2,108,000 or 4.1% from September 30, 1995. Noninterest bearing deposits decreased by $ 1,776,000 or 10.9 % from September 30, 1995 to September 30, 1996. Interest bearing deposits increased by $ 3,884,000 or 11.2 % from September 30, 1995 to September 30, 1996.


      CAPITAL. Shareholders' equity totaled $ 7,540,000 at September 30, 1996, compared to $ 6,671,000 at September 30, 1995. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS
-------------------------

                                                                 September 30,
                                                          ----------------------------
            AMERICAN BANK & TRUST COMPANY                     1996           1995
                     (Bank subsidiary)                    ------------- --------------
            Risk-based capital:
                Tier 1 risk-based capital ratio              24.24%         22.17%
                Total risk-based capital ratio               25.50%         23.42%
            Leverage ratio                                   12.40%         11.00%




      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,544,000 at September 30, 1996.


      CONTINGENT LIABILITIES. In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                   AMERICAN BANCORP, INC.
                                  ------------------------
                                  (Registrant)



October 25, 1996                   /s/  Salvador L. Diesi
---------------                   ------------------------------------
    DATE                          Salvador L. Diesi
                                  Chairman of the Board/President



October 25, 1996                   /s/ Ronald J. Lashute
---------------                   ------------------------------------
    DATE                          Ronald J. Lashute
                                  Secretary/Treasurer
                                  of the Board

                               INDEX TO EXHIBITS


                  EXHIBIT
                  NUMBER                          DESCRIPTION
                 ---------                        ---------
                    27                            Financial Data Schedule