Form 10-K
period 1996-12-31
AMERICAN BANCORP INC/LA
filed 1997-03-17
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996       Commission File Number 0-11928

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $1,752,050

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996: Common Stock, $5.00 Par Value, 120,000 shares outstanding.

                     Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 9, 1997 are incorporated by reference into Part III.

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

       The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. As of December 31, 1996, $297,000 in certificates of deposit were on deposit representing .50% of total deposits outstanding. The weighted average interest rates on these deposits was 6.0%. The maturity of these deposits is December 18, 1997.

       The Bank's general market area is in St. Landry Parish, which has a population of approximately 80,300. Its primary market is Opelousas, which has a population of approximately 19,300, and has experienced little population growth over the past several years.

       The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with three banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 1996.

                                                (In thousands of dollars)
                                               Assets              Deposits
                                             ---------            ---------
American Bank and Trust Company              $  67,254            $  59,367
St. Landry Bank and Trust Company            $ 209,613            $ 177,779
First National Bank of Lafayette             $ 802,654            $ 688,836
St. Landry Homestead                         $ 113,800            $ 102,638
Washington State Bank                        $  71,895            $  61,447
First Federal Savings & Loan                 $  57,641            $  43,676

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

Employees

       During 1996, the average number of full-time equivalent employees at the Bank was 44. This includes the officers of the Corporation that are listed under Item 1 below.

       There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

       The executive officers of the Corporation are as follows:

                                       Years of
 Officer Name                           Service              Age              Position Currently Held
--------------                         --------              ---             -------------------------
Salvador L. Diesi, Sr.                    23                  66             Chairman of the Board of the
                                                                               Corporation and the Bank;
                                                                               President of the Corporation and the Bank

Ronald J. Lashute                         24                  47             Executive Vice-President and
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

Statistical Information

       The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 1996 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

       The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                          December 31,
                                            -----------------------------------------
                                              1996             1995            1994
                                            --------         --------        --------
Securities held to maturity:
   U.S. Treasury                            $  4,005         $  5,508        $  5,499
   U.S. Government Agencies                   11,513           10,997          10,980
   State and Political subdivisions               -                -               -
                                            --------         --------        --------
                                            $ 15,518         $ 16,505        $ 16,479
                                            ========         ========        ========

                                                           December 31,
                                              -----------------------------------------
                                                1996             1995            1994
                                              --------         --------        --------
Securities available for sale:
   Mortgage-backed securities                 $  1,787         $  2,342        $  2,637
   U.S. Treasury securities                      1,002               -               -
   U.S. Government Agencies                      3,012            1,536             497
   State and Political subdivisions              2,870            1,263              -
                                               -------         --------        --------

                                               $ 8,671         $  5,141        $  3,134
                                               =======         ========        ========

       The following tables set forth the maturities of investment securities at December 31, 1996, 1995, and 1994 and the weighted average yields of such securities (in thousands of dollars):

                                                                December 31, 1996
                                ----------------------------------------------------------------------------------------
                                                           After One             After Five
                                                           But Within            But Within              After
                                  Within One Year          Five Years            Ten Years             Ten Years
                                ------------------     -----------------     ------------------    ------------------
                                 Amount      Yield      Amount     Yield      Amount      Yield     Amount      Yield
                                -------     ------     --------   ------     --------    ------    --------    ------
Securities held
   to maturities:
      U.S.
         Treasury               $ 1,801      6.15%     $  2,204    5.88%       $   -        - %      $   -        - %
      U.S.
         Government
         Agencies                 4,496      6.64         7,017    6.56            -        -            -        -
      State and
         Political
         Subdivisions                -         -             -       -             -        -            -        -
                                -------                --------              --------                ------

           Total held
             to
             maturity             6,297      6.50         9,221    6.40           -0-       -           -0-       -
                                -------                --------              --------                ------

Securities
   available for
   sale:
      U.S. Treasury                  -         -          1,002    6.27            -        -            -        -
      U.S.
         Government
         Agencies                 1,507      7.03         1,505    6.44            -        -            -        -
      Mortgage-backed
         securities                 124      8.24           906    8.20           757     9.14           -        -
      State and
         Political
         Subdivisions                -         -          1,481    7.81         1,389     7.04           -        -
                                -------                --------              --------                ------

           Total
             available
             for sale             1,631      7.12         4,894    7.15         2,146     7.78          -0-       -
                                -------                --------              --------                ------

           Total
             securities         $ 7,928      6.63%     $ 14,115    6.67%     $  2,146     7.78%      $  -0-       - %
                                =======     =====      ========   =====      ========    =====       ======      ===

                                                                 December 31, 1995
                                ----------------------------------------------------------------------------------------
                                                           After One             After Five
                                                           But Within            But Within              After
                                  Within One Year          Five Years            Ten Years             Ten Years
                                ------------------     -----------------     ------------------    ------------------
                                 Amount      Yield      Amount     Yield      Amount      Yield     Amount      Yield
                                -------     ------     --------   ------     --------    ------    --------    ------
Securities held
   to maturities:
      U.S.
         Treasury               $ 3,499      6.32%     $  2,009    6.18%       $   -        - %      $   -        - %
      U.S.
         Government
         Agencies                 5,002      5.62         5,495    6.37           500     6.36           -        -
      State and
         Political
         Subdivisions*               -         -             -       -             -        -            -        -
                                -------                --------              --------                ------

           Total held
             to
             maturity             8,501      5.91         7,504    6.32           500     6.36          -0-       -
                                -------                --------              --------                ------

Securities
   available for
   sale:
      U.S.
         Government
         Agencies                    -         -          1,536    6.77            -        -            -        -
      Mortgage-backed
         securities                 183      7.92         1,116    8.92         1,043     8.47           -        -
      State and
         Political
         Subdivisions*               -         -            377    7.85           886     6.58           -        -
                                -------                --------              --------                ------

           Total
             available
             for sale               183      7.92         3,029    7.69         1,929     7.59          -0-       -
                                -------                --------              --------                ------

           Total
             securities         $ 8,684      5.96%     $ 10,533    6.70%     $  2,429     7.35%      $  -0-       - %
                                =======     =====      ========   =====      ========    =====       ======      ===

                                                                 December 31, 1994
                                ----------------------------------------------------------------------------------------
                                                           After One             After Five
                                                           But Within            But Within              After
                                  Within One Year          Five Years            Ten Years             Ten Years
                                ------------------     -----------------     ------------------    ------------------
                                 Amount      Yield      Amount     Yield      Amount      Yield     Amount      Yield
                                -------     ------     --------   ------     --------    ------    --------    ------
Securities held
   to maturities:
      U.S.
         Treasury               $ 2,000      4.90%     $  3,499    6.16%       $   -        - %      $   -        - %
      U.S.
         Government
         Agencies                    -         -         10,980    6.00            -        -            -        -
      State and
         Political
         Subdivisions*               -         -             -       -             -        -            -        -
                                -------                --------              --------              --------

                                  2,000      4.90        14,479    6.08           -0-       -           -0-       -
                                -------                --------              --------              --------


Securities available
   for sale:
      U.S.
         Treasury                    -         -             -       -             -        -            -        -
      U.S.
         Government
         Agencies                    -         -            500    7.87            -        -            -        -
      State and
         Political
         Subdivisions*               -         -             -       -             -        -            -        -
      Mortgage-backed
         securities                  -         -            336    8.81         1,225     8.89        1,073     8.88
                                -------                --------              --------              --------

                                    -0-        -            836    8.65         1,225     8.89        1,073     8.88
                                -------                --------              --------              --------

           Total
             securities         $ 2,000      4.90%     $ 15,315    6.22%     $  1,225     8.89%    $  1,073     8.88%
                                =======      ====      ========    ====      ========     ====     ========     ====


* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 1996, 1995 and 1994.

Loan Portfolio

       The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                           December 31,
                                              -----------------------------------------
                                                1996             1995            1994
                                              --------         --------        --------
Commercial, financial and agricultural        $  7,437         $  6,240        $  6,543
Real Estate - Construction                         285              119             325
Real Estate - Mortgage                          16,278           16,473          16,119
Installment                                      4,925            4,182           4,681
                                              --------         --------        --------

    Total                                       28,925           27,014          27,668

Less:
  Allowance for possible loan losses              (614)            (624)           (614)
  Unearned income                                   -                -               (1)
                                              --------         --------        --------

                                              $ 28,311         $ 26,390        $ 27,053
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

                                                                December 31,
                                                   -----------------------------------------
                                                     1996             1995            1994
                                                   --------         --------        --------
Loans accounted for on a nonaccrual basis            $  496             $  2            $  4

Restructured loans which are not on
  non-accrual                                            94              112             133
                                                     ------           ------          ------

                                                        590              114             137
Other real estate and repossessed assets
  received in complete or partial
  satisfaction of loan obligations                       14               14              17
                                                     ------           ------          ------

  Total nonperforming assets                         $  604           $  128          $  154
                                                     ======           ======          ======

Loans contractually past due ninety days
  or more as to principal or interest,
  but which were not on non-accrual                  $   27           $   10            $  9
                                                     ======           ======            ====

       As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 1996, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $476,490, with the related allowance for loan losses of $170,000. These loans are included in nonaccrual loans.

       The effect of nonperforming loans on interest income has not been substantial in the past three years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $59,177, $13,732 and $13,846, for the years 1996, 1995, and 1994, respectively.
Interest income in the amount of $6,633, $7,638 and $6,707 on nonperforming loans during 1996, 1995 and 1994, respectively, was recorded.

       At December 31, 1996, 1995 and 1994 there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

       The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

       At December 31, 1996, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

       The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 1996, 1995, and 1994; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                           1996             1995             1994
                                         --------         --------         --------
Amount of loans outstanding
  at end of period                       $ 28,926         $ 27,014         $ 27,667
                                         ========         ========         ========

Average amount                           $ 27,635         $ 26,748         $ 26,976
                                         ========         ========         ========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                             Year Ended December 31,
                                                   -----------------------------------------
                                                     1996             1995             1994
                                                   --------         --------         --------
Beginning balance                                    $  624           $  614           $  606
Provision charged against income                         -                -                12
                                                     ------           ------           ------
                                                        624              614              618
                                                     ------           ------           ------
Charge-offs:
  Commercial, financial and
     agricultural loans                                  -                -                 1
  Real estate mortgage loans                             -                -                13
  Real estate construction loans                         -                -                -
  Installment loans                                      18                6                1
                                                     ------           ------           ------
  Total charge-offs                                      18                6               15
                                                     ------           ------           ------
Recoveries:
  Commercial, financial and agricultural loans            5                8                8
  Real estate mortgage loans                              1               -                -
  Real estate construction loans                         -                -                -
  Installment loans                                       2                8                3
                                                     ------           ------           ------
                                                          8               16               11
                                                     ------           ------           ------
Net charge-offs (recoveries)                             10              (10)               4
                                                     ------           ------           ------
Ending balance                                       $  614           $  624           $  614
                                                     ======           ======           ======

Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period                        .04%             (.04)%           .01%
                                                     ======           ======           ======


       The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                           December 31, 1996                   December 31, 1995
                                  -----------------------------      -----------------------------
                                                     % of Loans                         % of Loans
                                                    Outstanding                        Outstanding
                                                      to Total                           to Total
                                  Allowance            Loans         Allowance            Loans
                                  ---------           --------       ---------           ---------
Commercial, financial and
  agricultural loans                 $ 201            32.74%             $ 134            21.47%
Real estate construction                 3              .49                  5             0.80
Real estate mortgage loans             146            23.78                400            64.10
Installment loans                      264            42.99                 85            13.63
                                     -----          --------             -----          -------

                                     $ 614           100.00%             $ 624           100.00%
                                     =====          ========             =====          =======

(In thousands of dollars)

                                                December 31, 1994
                                           ----------------------------
                                                            % of Loans
                                                            Outstanding
                                                              to Total
                                           Allowance            Loans
                                           ---------           --------
Commercial, financial and
  agricultural loans                          $ 126            20.52%
Real estate construction                          5             0.81
Real estate mortgage loans                      400            65.15
Installment loans                                83            13.52
                                              -----           -------
                                              $ 614           100.00%
                                              =====           =======


Deposits

       The average amount of deposits, using daily average balances for 1996, 1995, and 1994, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                            Year Ended December 31,
                                                  ------------------------------------------
                                                    1996             1995             1994
                                                  --------         --------         --------
Non-interest bearing demand deposits              $ 15,530         $ 15,707         $ 13,494
Interest-bearing demand deposits                    11,510           11,480           11,855
Savings deposits                                     8,597            8,782            8,775
Time deposits                                       17,659           15,977           15,154
                                                  --------         --------         --------

                                                  $ 53,296         $ 51,946         $ 49,278
                                                  ========         ========         ========


Return on equity and assets

       The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                            Year Ended December 31,
                                                  ------------------------------------------
                                                    1996             1995             1994
                                                  --------         --------         --------
Percentage of net income to:
  Average total assets                              1.70%           1.64%            1.75%
  Average shareholders' equity                     14.32%          15.46%           17.96%

Percentage of dividends declared per
  common share to net income per
  common share                                     11.56%          10.59%            8.10%

Percentage of average shareholders'
  equity to daily average total assets             11.88%          10.60%            9.76%

Short-Term Borrowing

       The Corporation's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):

                                                        Year Ended December 31,
                                              ------------------------------------------
                                                1996             1995             1994
                                              --------         --------         --------
  Balance at December 31                        $   -          $     -            $   -
  Weighted average interest rate at
     year end                                       - %              - %              - %
  Maximum amount outstanding at any
     month's end                                $  950         $  1,650           $   -
  Average amount outstanding during
     the year                                   $   66         $     17           $   -
  Weighted average interest rate
     during the year                              4.55%           11.76%              - %



Item 2. Properties

       The main office of the Corporation and the Bank are presently located at 328 East Landry Street, Opelousas, Louisiana, in the downtown business district. The Bank leases four branch sites. The building in which the main office is located is free of all mortgages.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

                      MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                    Dividends
              Year              Quarter                    High                  Low                Per Share
             ------            ---------                  ------               ------              -----------
              1996             First                        $ 25                 $ 20                  $    -
                               Second                         20                    6                       -
                               Third                          25                   20                       -
                               Fourth                         25                   20                    1.00

              1995             First                        $ 25                 $ 20                  $    -
                               Second                         25                   20                       -
                               Third                          25                   20                       -
                               Fourth                         25                   20                    .85


       Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 578 shareholders of record at December 31, 1996.

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


Item 8. Financial Statements and Supplementary Data

       The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 55 in the Annual Report are incorporated herein by reference:

       Consolidated Balance Sheets - December 31, 1996 and 1995
       Consolidated Statements of Income - Years Ended December 31, 1996, 1995,
          and 1994
       Consolidated Statements of Shareholders' Equity - Years Ended December
          31, 1996, 1995, and 1994
       Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
          1995, and 1994
       Notes to Consolidated Financial Statements


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

                     The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 55 of the Registrant's Annual Report are incorporated by reference in Item 8:

                        Consolidated Balance Sheets - December 31, 1996 and
                           1995
                        Consolidated Statements of Income - Years Ended
                           December 31, 1996, 1995 and 1994
                        Consolidated Statements of Shareholders' Equity - Years
                           Ended December 31, 1996, 1995 and 1994
                        Consolidated Statements of Cash Flows - Years Ended
                           December 31, 1996, 1995 and 1994
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

                     (13)   1996 Annual Report to Shareholders
                     (23) Proxy Statement for Annual Meeting of Shareholders to be held on April 9,1997
                     (24)   Consent of Independent Auditors

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

                                       American Bancorp, Inc.
                                       (Registrant)



                                       By: /s/ Salvador L. Diesi, Sr.
                                          ----------------------------------
                                           Salvador L. Diesi, Sr., Chairman
                                            of the Board of the Corporation
                                            and the Bank; President of
                                            the Corporation and the Bank

                                       Dated: March 12, 1997
                                             ------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Salvador L. Diesi, Sr.                    /s/ Joseph J. Artall
-------------------------------------         ----------------------------------
Salvador L. Diesi, Sr., Chairman of           Joseph J. Artall, Director
  the Board of the Corporation and the
  Bank; President of the Corporation
  and the Bank

/s/ Ronald J. Lashute                         /s/ Walter J. Champagne, Jr.
-------------------------------------         ----------------------------------
Ronald J. Lashute, Executive Vice-            Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Corporation

                                              /s/ J.C. Diesi
                                              ----------------------------------
                                              J.C. Diesi, Director

                                EXHIBIT INDEX




   Number                Description
   ------                -----------
  13.1             1996 Annual Report to shareholders of American Bancorp, Inc.

  23.1             Consent of Independent Auditors

  27.1             Financial Data Schedule

  99.1             1996 Proxy Statement for annual meeting of shareholders.