Form 10-Q
period 1997-03-31
AMERICAN BANCORP INC/LA
filed 1997-05-08
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           LOUISIANA                                   72-0951347
  --------------------------------            -------------------------------
  (State or other jurisdiction of              (I R S Employer I. D. Number)
  incorporation or organization)


   328 EAST LANDRY STREET, OPELOUSAS, LA                 70571-1579
  ---------------------------------------     -------------------------------
  (Address of principal executive office)                (Zip Code)


                                 (318) 948-3056
  ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  ---------------------------------------------------------------------------
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

Common stock, $5 Par Value------120,000 shares as of April 28, 1997

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            March 31, 1997 and 1996
                                 (In Thousands)

ASSETS                                                       1997       1996
------                                                     --------   --------
    Cash                                                          4          3
    Investment in Subsidiary                                  7,838      7,058
    Dividend Receivable                                           0          0
    Due From Subsidiary                                         143        134
                                                           --------   --------
                            TOTAL ASSETS                   $  7,985   $  7,195
                                                           ========   ========

LIABILITIES
-----------

    Federal Income Taxes Payable                                137        129
    Other Liabilities                                             0          0
                                                           --------   --------
                            TOTAL LIABILITIES              $    137   $    129
                                                           --------   --------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                              6         74
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                      600        600
Surplus                                                       2,150      2,150
Retained Earnings                                             5,092      4,242
                                                           --------   --------
                            TOTAL EQUITY                      7,848      7,066
                                                           --------   --------
                            TOTAL LIABILITIES &  EQUITY    $  7,985   $  7,195
                                                           ========   ========

                             AMERICAN BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1997 and 1996
                                 (In Thousands)

                                                             1997       1996
                                                           --------   --------
     ASSETS
     ------
Cash and Due From Banks                                       5,350      4,063
Interest Bearing Deposits                                       694      1,091
Securities Held to Maturity                                  15,031     16,500
Securities Available for Sale                                10,212      5,935
Federal Funds Sold                                            4,000      2,550
Loans - Net                                                  27,011     26,046
Bank Premises and Equipment                                   1,304      1,409
Other Real Estate Owned                                          14         14
Accrued Interest Receivable                                     593        618
Deferred Tax Asset                                               18          0
Prepaid Expenses and Other Assets                               462        439
                                                           --------   --------
     TOTAL ASSETS                                          $ 64,689   $ 58,665
                                                           ========   ========

     LIABILITIES
     -----------

Deposits:
 Non-Interest Bearing                                        16,620     14,682
 Interest Bearing                                            39,680     36,589
                                                           --------   --------
     Total Deposits                                          56,300     51,271
Accrued Interest Payable                                        110        104
Deferred Income Tax Credits                                       0         16
Accrued Expenses and Other Liabilities                          431        208
                                                           --------   --------
     TOTAL LIABILITIES                                     $ 56,841   $ 51,599
                                                           --------   --------

     SHAREHOLDERS' EQUITY
     --------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                              6         74
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                      600        600
Surplus                                                       2,150      2,150
Retained Earnings                                             5,092      4,242
                                                           --------   --------
     TOTAL SHAREHOLDERS' EQUITY                            $  7,848   $  7,066
                                                           --------   --------
     TOTAL LIABILITIES & EQUITY                            $ 64,689   $ 58,665
                                                           ========   ========

                      See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
           For the Three Month Periods Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                             1997       1996
                                                           --------   --------
INCOME FROM SUBSIDIARY
----------------------

    Dividends                                              $      0   $      0

OPERATING EXPENSES
------------------

    Other Expenses                                                0          1
    Interest Expense                                              0          0
                                                           --------   --------
                         TOTAL EXPENSES                    $      0   $      1
                                                           --------   --------
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                                 $      0    $    (1)

Income tax (benefit)                                              0          0
                                                           --------   --------
Earnings (loss) before equity in undistributed
earnings of subsidiary                                     $      0    $    (1)

Equity in undistributed earnings of
subsidiary                                                      243        313
                                                           --------   --------

    Net Income                                             $    243   $    312
                                                           ========   ========

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three Month Periods Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                                              INCREASE
                                                       1997        1996      (DECREASE)
                                                     --------    --------    ----------
INTEREST INCOME:
    Interest and fees on loans                       $    637    $    632           5
    Interest on investment securities:
       Taxable                                            352         310          42
       Tax-Exempt                                          29          24           5
    Other Interest                                         74          71           3
                                                     --------    --------    --------
       TOTAL INTEREST INCOME                         $  1,092    $  1,037          55
                                                     --------    --------    --------
INTEREST EXPENSE:
    Interest on deposits                             $    348    $    315          33
    Interest on short-term borrowings                       0           0           0
                                                     --------    --------    --------
       TOTAL INTEREST EXPENSE                        $    348    $    315          33
                                                     --------    --------    --------
NET INTEREST INCOME                                  $    744    $    722          22

Provision for possible loan losses                          0           0           0
                                                     --------    --------    --------
Net Interest Income after provision for
    possible loan losses                             $    744    $    722          22
                                                     --------    --------    --------
NON-INTEREST INCOME:
    Service charges on deposit accounts              $    122    $    132         (10)
    Investment securities gains (losses)                    0           0           0
    Other                                                  31          34          (3)
                                                     --------    --------    --------
       TOTAL NON-INTEREST INCOME                     $    153    $    166         (13)
                                                     --------    --------    --------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                   $    264    $    261           3
    Net Occupancy Expense                                 138         145          (7)
    Net cost of operation of O.R.E.O.                      (1)         (1)          0
    Other                                                 148         153          (5)
                                                     --------    --------    --------
       TOTAL NON-INTEREST EXPENSE                    $    549    $    558          (9)
                                                     --------    --------    --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                                  $    348    $    330          18

INCOME TAX (BENEFIT)                                      105          18          87
                                                     --------    --------    --------
   INCOME BEFORE EXTRAORDINARY ITEMS                 $    243    $    312         (69)

EXTRAORDINARY ITEMS                                         0           0           0
                                                     --------    --------    --------
   NET INCOME                                        $    243    $    312         (69)
                                                     ========    ========    ========
Net income per share of common stock                 $   2.03    $   2.60     $ (0.58)
                                                     ========    ========    ========


                 See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March 31, 1997 & 1996
                                 (In Thousands)

                          NET
                      UNREALIZED
                      GAINS (LOSS)   COMMON              RETAINED
                      SECURITIES     STOCK     SURPLUS   EARNINGS    TOTAL
                      ------------   ------    -------   --------   --------
Balance 12/31/95       $    105    $    600   $  2,150   $  3,930   $  6,785
Net Income (Loss)                                             312        312
Cash Dividends                                                  0          0
Change in Unrealized
      Gains/Losses          (31)                                         (31)
                       --------    --------   --------   --------   --------
Balance   3/31/96      $     74    $    600   $  2,150   $  4,242   $  7,066
                       ========    ========   ========   ========   ========

Balance 12/31/96       $     57    $    600   $  2,150   $  4,849   $  7,656
Net Income (Loss)                                             243        243
Cash Dividends                                                  0          0
Change in Unrealized
      Gains/Losses          (51)                                         (51)
                       --------    --------   --------   --------   --------
 Balance  3/31/97      $      6    $    600   $  2,150   $  5,092   $  7,848
                       ========    ========   ========   ========   ========

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended March 31, 1997 and 1996

                                                                        1997        1996
                                                                      --------    --------
OPERATING ACTIVITIES
  Net income                                                          $    243    $    312
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                 6           1
     Depreciation                                                           49          48
     Provision for loan losses                                               0           0
     Gain on sale of other real estate                                       0           0
     (Gain) loss on sale of assets                                           0           0
     Decrease (increase) in accrued interest receivable                    (25)        (67)
     Increase (decrease) in accrued interest payable                        (9)          1
     Increase (decrease) in other liabilities                              320        (303)
     Decrease(increase) in other asset                                     (23)         17
                                                                      --------    --------
        Net cash provided by operating activities                     $    561    $      9
                                                                      --------    --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities   $    334         184
  Proceeds from sales & maturities of held to maturity securities          500       2,500
  Purchases of available for sale securities                            (1,972)     (1,026)
  Purchases of held to maturity securities                                   0      (2,495)
  (Increase) decrease in loans                                           1,301         344
  Net decrease (increase) in other real estate                               0           0
  Purchases of property & equipment                                        (17)        (22)
  Other                                                                     23          16
                                                                      --------    --------
        Net cash provided (used) by investing activities              $    169    $   (499)
                                                                      --------    --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction                 $ (2,442)   $ (5,299)
     accounts and savings
  Increase (decrease) in time deposits                                    (625)        915
  Dividends paid                                                             0           0
                                                                      --------    --------
        Net cash provided (used) by financing activities              $ (3,067)   $ (4,384)
                                                                      --------    --------
        Increase (decrease) in cash and cash equivalents              $ (2,337)   $ (4,874)

     Cash and cash equivalents at beginning of year                     12,381      12,578
                                                                      --------    --------
     Cash and cash equivalents at end of period                       $ 10,044    $  7,704
                                                                      ========    ========
     Cash payments for:
         Interest expense                                             $    357    $    314
                                                                      ========    ========
         Income taxes                                                 $      0    $    296
                                                                      ========    ========

                See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


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


OVERVIEW

      The Company reported net income of $ 243,000 for the first three months of 1997 compared to $ 312,000 for the same period of 1996. On a per share basis, the income was $ 2.03 for the first quarter of 1997 compared to $ 2.60 for the same period of 1996. The Company recorded a provision for possible loan losses of $ 0 for the three months ended March 31, 1997 and 1996, respectively. Net interest income increased 3 % to $ 744,000 for the first quarter of 1997 compared to $ 722,000 for the same period of 1996.

      Total assets were $ 64,689,000 at March 31, 1997, an increase of $ 6,024,000 from March 31, 1996. Loans remain fairly constant at $ 27,011,000 and $ 26,046,000 at March 31, 1997 and 1996, respectively. Deposits increased $ 5,029,000 to $ 56,300,000 at March 31, 1997.


RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the three months ended March 31, 1997 totaled $ 744,000, a $ 22,000 increase from the same period in 1996. Factors contributing to this increase include an increase in the average balance and average rate earned on taxable investment securities. The increase in interest income was partially offset by an increase in the average balance of time deposits. The overall effect of volume and rate changes on net interest income during the first quarter of 1996 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first quarter of 1997 and 1996. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.19% and 2.33% at March 31, 1997 and 1996, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the three month periods ended March 31, 1997 and 1996. The $ 13,000 decrease in noninterest income for the first quarter of 1997 is the result of a $ 10,000 decrease in total service charges on deposit account as compared to the same period of 1996.

There were no securities gains in the first three months of 1996 or of 1995.


      NONINTEREST EXPENSE. For the first three months of 1997 noninterest expense decreased $ 9,000 or 1.6% compared to the same period in 1996.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 3,000 or 1 % for the first three months of 1997 as compared to the same period in 1996. Net occupancy expense and other expenses experienced normal variations between the first quarter of 1997 and 1996.


      INCOME TAXES. The Company recorded provisions for income taxes of $105,000 in the first quarter of 1997 as compared to $ 18,000 in the first quarter of 1996. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption. During the first quarter of 1996 the deferred tax valuation reserve was removed resulting in a reduction in the income tax expense of $62,000.

FINANCIAL CONDITION

      LOANS.  Loans were $ 27,011,000 at March 31, 1997; up by $ 965,000 or
3.7 % from March 31, 1996.


TABLE I - COMPOSITION OF LOAN PORTFOLIO
---------------------------------------

                                                           March 31, 1997   March 31, 1996
                                                           --------------   --------------
Commercial, Financial and Agricultural                     $        6,625   $        5,932
Real Estate Construction                                              302              120
Real Estate Mortgage                                               15,743           15,957
Consumer Loans                                                      4,486            4,017
Industrial Revenue Bonds                                              461              642
                                                           --------------   --------------
      TOTAL LOANS                                          $       27,617   $       26,668

Allowance for possible loan losses                                    606              622
Unearned income                                                         0                0
                                                           --------------   --------------
                                                           $       27,011   $       26,046
                                                           ==============   ==============


      SECURITIES HELD TO MATURITY. Securities held to maturity were $15,031,000 at March 31, 1997 ; down by $ 1,469,000 or 8.9 % from March 31,
1996.


      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $10,212,000 at March 31, 1997; up by $ 4,277,000 or 72 % from March 31, 1996.


TABLE II - INVESTMENT SECURITIES
--------------------------------

A comparison of the book value and estimated market value of investment securities is as follows:

                                                   March 31, 1997
                                     -----------------------------------------
                                      HELD-TO-MATURITY      AVAILABLE-FOR-SALE

                                       AMORT     MARKET      AMORT       MARKET
                                       COST      VALUE       COST        VALUE
U.S. Treasury                        $  4,004   $  3,989   $  1,492   $  1,497
U.S. Agencies                          11,027     10,956      4,000      3,967
Mortgaged-backed securities                 0          0      1,519      1,574
State & Political Subdivisions              0          0      3,191      3,174
                                     --------   --------   --------   --------
                          TOTAL      $ 15,031   $ 14,945   $ 10,202   $ 10,212
                                     ========   ========   ========   ========


                                                   March 31, 1996
                                     -----------------------------------------
                                      HELD-TO-MATURITY      AVAILABLE-FOR-SALE

                                       AMORT     MARKET      AMORT       MARKET
                                       COST      VALUE       COST        VALUE
U.S. Treasury                        $  6,001   $  6,037   $      0   $      0
U.S. Agencies                          10,499     10,530      1,500      1,511
Mortgaged-backed securities                 0          0      2,063      2,157
State & Political Subdivisions              0          0      2,259      2,267
                                     --------   --------   --------   --------
                          TOTAL      $ 16,500   $ 16,567   $  5,822   $  5,935
                                     ========   ========   ========   ========

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

                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
Non-Performing Loans:
  Loans on Non-Accrual                         $          443   $            2
  Restructured loans which are not
    on nonaccrual                                          26               33
                                               --------------   --------------
        Total nonperforming loans                         469               35

  Other Real Estate and repossessed assets
     received in complete or partial
     satisfaction of loan obligations                      14               14
                                               --------------   --------------
        TOTAL NONPERFORMING ASSETS             $          483   $           49
                                               ==============   ==============
  Loans past due 90 days or more as to
     principal or interest, but not on
     non-accrual                               $            3   $            6
                                               ==============   ==============

Nonperforming assets totaled $ 483,000 at March 31, 1997, a $ 434,000 (885.7 %) increase.


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------

                                                              March 31, 1997    March 31, 1996
                                                              --------------    --------------
Beginning balance                                             $          614    $          624

Charge-offs:
    Commercial, financial and agricultural                              --                --
    Real estate - construction                                          --                --
    Real estate - mortgage                                              --                --
    Installment loans to individuals                                       8                 6
                                                              --------------    --------------
        Total charge-offs                                                  8                 6
                                                              --------------    --------------
Recoveries:
    Commercial, financial and agricultural                              --                   3
    Real estate - construction                                          --                --
    Real estate - mortgage                                              --                --
    Installment loans to individuals                                    --                   1
                                                              --------------    --------------
        Total recoveries                                                   0                 4
                                                              --------------    --------------
Net charge-offs                                                            8                 2
                                                              --------------    --------------
Provision charged against income                                        --                --
                                                              --------------    --------------
Balance at end of period                                      $          606    $          622
                                                              ==============    ==============
Ratio of net charge-offs during the period to average loans
    outstanding during the period                                       .032%             .008%
                                                              ==============    ==============


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


                                         March 31, 1997                       March 31, 1996
                                 ------------------------------------------------------------------
                                                    % OF LOANS                          % OF LOANS
                                                       TO TAL                              TO TAL
                                      AMOUNT           LOANS            AMOUNT              LOANS
                                 -----------------------------       ------------------------------
Commercial, financial and
  agricultural                   $      109                18%       $      137                22%
Real estate - construction                5                 1%                6                 1%
Real estate - mortgage                  260                43%              373                60%
Installment loans                       224                37%               93                15%
Industrial revenue bonds                  8                 1%               13                 2%
                                 ----------                          ----------
                                 $      606               100%       $      622               100%
                                 ==========                          ==========


      DEPOSITS. As of March 31, 1997 total deposits have increased by $5,029,000 or 9.8 % from March 31, 1996. Noninterest bearing deposits increased by $ 1,938,000 or 13.2 % from March 31, 1996 to March 31, 1997. Interest bearing deposits increased by $ 3,091,000 or 8.4 % from March 31, 1996 to March 31, 1997.


      CAPITAL. Shareholders' equity totaled $ 7,848,000 at March 31, 1997, compared to $ 7,066,000 at March 31, 1996. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS
-------------------------

                                                March 31,
                                           -------------------
AMERICAN BANK & TRUST COMPANY               1997        1996
                                           ------      ------
Risk-based capital:
    Tier 1 risk-based capital ratio         25.01%      23.77%
    Total risk-based capital ratio          26.26%      25.02%
Leverage ratio                              12.21%      11.78%


      INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,465,000 at March 31, 1997.


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


                                       AMERICAN BANCORP, INC.
                                       ---------------------------------------
                                       (Registrant)



May 6, 1997                            /s/ Salvador L. Diesi
---------------                        ---------------------------------------
DATE                                   Salvador L. Diesi
                                       Chairman of the Board / President



May 6, 1997                            /s/ Ronald J. Lashute
---------------                        ---------------------------------------
DATE                                   Ronald J. Lashute
                                       Secretary/Treasurer
                                       of the Board

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
--------      -----------

 27           Financial Data Schedule