Form 10-Q
period 1997-06-30
AMERICAN BANCORP INC/LA
filed 1997-08-08
CIK 721238

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

                        Commission File Number 0-11928


                            AMERICAN BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           LOUISIANA                                       72-0951347
-------------------------------                -------------------------------
(State or other jurisdiction of                  (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                       70571-1579
--------------------------------------                ------------------------
(Address of principal executive office)               (Zip Code)


                                (318) 948-3056
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
------------------------------------------------------------------------------
       (Former name, address, fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X          NO
                                             --------        --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value-------120,000 shares as of July 15, 1997

                            AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            June 30, 1997 and 1996
                                (In Thousands)

ASSETS                                                    1997       1996
------                                                    ----       ----
    Cash                                                     4          2
    Investment in Subsidiary                             8,138      7,245
    Dividend Receivable                                      0          0
    Due From Subsidiary                                     32         42
                                                        ------     ------
               TOTAL ASSETS                             $8,174     $7,289
                                                        ======     ======

LIABILITIES
-----------

    Federal Income Taxes Payable                            26         37
    Other Liabilities                                        0          0
                                                        ------     ------
               TOTAL LIABILITIES                           $26        $37
                                                        ------     ------

SHAREHOLDERS' EQUITY
--------------------

Unrealized Gain (Loss) on Securities
  Available for Sale                                        65         20
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        5,333      4,482
                                                        ------     ------
               TOTAL EQUITY                              8,148      7,252
                                                        ------     ------
               TOTAL LIABILITIES &  EQUITY              $8,174     $7,289
                                                        ======     ======

                            AMERICAN BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                            June 30, 1997 and 1996
                                (In Thousands)

     ASSETS                                              1997       1996
     ------                                            -------    -------
Cash and Due From Banks                                  4,656      3,967
Interest Bearing Deposits                                  694      1,091
Securities Held to Maturity                             15,713     17,019
Securities Available for Sale                           11,639      6,868
Federal Funds Sold                                       2,600      4,350
Loans - Net                                             26,565     27,646
Bank Premises and Equipment                              1,265      1,388
Other Real Estate Owned                                     14         14
Accrued Interest Receivable                                567        581
Deferred Tax Asset                                           0         15
Prepaid Expenses and Other Assets                          449        441
                                                       -------    -------
     TOTAL ASSETS                                      $64,162    $63,380
                                                       =======    =======

     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                   16,975     16,274
 Interest Bearing                                       38,783     39,621
                                                       -------    -------
     Total Deposits                                     55,758     55,895
Accrued Interest Payable                                   121        120
Deferred Income Tax Credits                                 12          0
Accrued Expenses and Other Liabilities                     123        113
                                                       -------    -------
     TOTAL LIABILITIES                                 $56,014    $56,128
                                                       -------    -------

     SHAREHOLDERS' EQUITY
     --------------------
Unrealized Gain (Loss) on Securities
  Available for Sale                                        65         20
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                 600        600
Surplus                                                  2,150      2,150
Retained Earnings                                        5,333      4,482
                                                       -------    -------
     TOTAL SHAREHOLDERS' EQUITY                         $8,148     $7,252
                                                       -------    -------
     TOTAL LIABILITIES & EQUITY                        $64,162    $63,380
                                                       =======    =======

See Notes to Financial Statements.

                            AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENT
            For the Six Month Periods Ended June 30, 1997 and 1996
                                (In Thousands)

   INCOME FROM SUBSIDIARY                                 1997       1996
   ----------------------                                 ----       ----
       Dividends                                            $0         $0

   OPERATING EXPENSES
   ------------------
       Other Expenses                                        1          1
       Interest Expense                                      0          0
                                                          ----       ----
               TOTAL EXPENSES                               $1         $1
                                                          ----       ----
   Earnings (loss) before income tax benefit
   and equity in undistributed earnings of
   subsidiary                                              ($1)       ($1)

   Income tax (benefit)                                      0          0
                                                          ----       ----
   Earnings (loss) before equity in undistributed
   earnings of subsidiary                                  ($1)       ($1)

   Equity in undistributed earnings of
   subsidiary                                              485        553
                                                          ----       ----

       Net Income                                         $484       $552
                                                          ====       ====

                            AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Six Month Periods Ended June 30, 1997 and 1996
                                (In Thousands)

                                                                  INCREASE
                                               1997       1996   (DECREASE)
INTEREST INCOME:                               ----       ----   ----------
    Interest and fees on loans                $1,273     $1,278       (5)
    Interest on investment securities:
       Taxable                                   732        641       91
       Tax-Exempt                                 67         52       15
    Other Interest                               140        132        8
                                              ------     ------   ------
       TOTAL INTEREST INCOME                  $2,212     $2,103      109
                                              ------     ------   ------
INTEREST EXPENSE:
    Interest on deposits                        $698       $640       58
    Interest on short-term borrowings              0          0        0
                                              ------     ------   ------
       TOTAL INTEREST EXPENSE                   $698       $640       58
                                              ------     ------   ------
NET INTEREST INCOME                           $1,514     $1,463       51

Provision for possible loan losses                 0          0        0
                                              ------     ------   ------
Net Interest Income after provision for
    possible loan losses                      $1,514     $1,463       51
                                              ------     ------   ------
NON-INTEREST INCOME:
    Service charges on deposit accounts         $244       $260      (16)
    Investment securities gains (losses)           0          0        0
    Other                                         45         53       (8)
                                              ------     ------   ------
       TOTAL NON-INTEREST INCOME                $289       $313      (24)
                                              ------     ------   ------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits              $547       $527       20
    Net Occupancy Expense                        279        295      (16)
    Net cost of operation of O.R.E.O.             (5)        (2)      (3)
    Other                                        291        280       11
                                              ------     ------   ------
       TOTAL NON-INTEREST EXPENSE             $1,112     $1,100       12
                                              ------     ------   ------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                             $691       $676       15

INCOME TAX (BENEFIT)                             207        124       83
                                              ------     ------   ------
   INCOME BEFORE EXTRAORDINARY ITEMS            $484       $552      (68)

EXTRAORDINARY ITEMS                                0          0        0
                                              ------     ------   ------
   NET INCOME                                   $484       $552      (68)
                                              ======     ======   ======
Net income per share of common stock           $4.03      $4.60   ($0.57)
                                              ======     ======   ======

   See Notes to Consolidated Financial Statements

                            AMERICAN BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Six Month Periods Ended June 30, 1997 & 1996
                                (In Thousands)

                             NET
                         UNREALIZED
                         GAINS(LOSS)  COMMON             RETAINED
                         SECURITIES   STOCK    SURPLUS   EARNINGS    TOTAL
                         ----------   -----    -------   --------   ------
  Balance 12/31/95           $  105   $  600    $2,150     $3,930   $6,785
  Net Income (Loss)                                           552      552
  Cash Dividends                                                0        0
  Change in Unrealized
        Gains/Losses            (85)                                   (85)
                             ------   ------    ------     ------   ------
  Balance  6/30/96           $   20   $  600    $2,150     $4,482   $7,252
                             ======   ======    ======     ======   ======

  Balance 12/31/96              $57     $600    $2,150     $4,849   $7,656
  Net Income (Loss)                                           484      484
  Cash Dividends                                                0        0
  Change in Unrealized
        Gains/Losses              8                                      8
                             ------   ------    ------     ------   ------
   Balance 6/30/97           $   65   $  600    $2,150     $5,333   $8,148
                             ======   ======    ======     ======   ======

                        AMERICAN BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Month Periods Ended June 30, 1997 and 1996

                                                                       1997    1996
                                                                     -------  -------
OPERATING ACTIVITIES
  Net income                                                         $   484  $   552
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization,net of accretion on
       investment securities                                               7       (1)
     Depreciation                                                         99       99
     Provision for loan losses                                             0        0
     Gain on sale of other real estate                                     0        0
     (Gain) loss on sale of assets                                         3        0
     Decrease (increase) in accrued interest receivable                    1      (29)
     Increase (decrease) in accrued interest payable                       2       17
     Increase (decrease) in other liabilities                             22     (413)
     Decrease (increase) in other asset                                   10        0
                                                                     -------  -------
        Net cash provided by operating activities                    $   628  $   225
                                                                     -------  -------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities  $   496  $   324
  Proceeds from sales & maturities of held to maturity securities      2,800    3,500
  Purchases of available for sale securities                          (3,469)  (2,178)
  Purchases of held to maturity securities                            (2,986)  (4,023)
  (Increase) decrease in loans                                         1,747   (1,256)
  Net decrease (increase) in other real estate                             0        0
  Purchases of property & equipment                                      (30)     (51)
  Other                                                                   (9)      50
                                                                     -------  -------
        Net cash provided (used) by investing activities             $(1,451) $(3,634)
                                                                     -------  -------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
    accounts and savings                                              (3,585)  (3,677)
  Increase (decrease) in time deposits                                   (23)   3,916
  Dividends paid                                                           0        0
                                                                     -------  -------
        Net cash provided (used) by financing activities             $(3,608) $   239
                                                                     -------  -------
        Increase (decrease) in cash and cash equivalents             $(4,431) $(3,170)

     Cash and cash equivalents at beginning of year                   12,381   12,578
                                                                     -------  -------
     Cash and cash equivalents at end of period                      $ 7,950  $ 9,408
                                                                     =======  =======
     Cash payments for:
         Interest expense                                            $ 1,110  $   623
                                                                     =======  =======
         Income taxes                                                $   214  $   496
                                                                     =======  =======

             See Notes to Consolidated Financial Statements

                            AMERICAN BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


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


OVERVIEW

      The Company reported net income of $484,000 for the first six months of 1997 compared to $552,000 for the same period of 1996. On a per share basis, the income was $4.03 for the first half of 1997 compared to $4.60 for the same period of 1996. The Company recorded a provision for possible loan losses of $0 for the six months ended June 30, 1997 and 1996, respectively. Net interest income increased 3.5% to $1,514,000 for the first half of 1997 compared to $1,463,000 for the same period of 1996.

      Total assets were $64,162,000 at June 30, 1997, an increase of $782,000 from June 30, 1996. Loans decreased by $1,081,000 or 3.9% from $27,646,000 at June 30, 1996 to $26,565,000 at June 30, 1997. Deposits experienced little change with total deposits of $55,758,000 at June 30, 1997 and $55,895,000 at June 30, 1996.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the six months ended June 30, 1997 totaled $1,514,000, a $51,000 increase from the same period in 1996. Factors contributing to this increase include an increase in the average balance and average rate earned on taxable investment securities. The increase in interest income was partially offset by an increase in the average balance of time deposits. The overall effect of volume and rate changes on net interest income during the first half of 1997 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first half of 1997 and 1996. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.22% and 2.20% at June 30, 1997 and 1996, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the six month periods ended June 30, 1997 and 1996. The $24,000 decrease in noninterest income for the first half of 1997 is the result of a $16,000 decrease in total service charges on deposit account as compared to the same period of 1996.

There were no securities gains in the first six months of 1997 or of 1996.


     NONINTEREST EXPENSE. For the first six months of 1997 noninterest expense increased $12,000 or 1.1% compared to the same period in 1996.

Salaries and employee benefits, the largest component of noninterest expense, increased by $20,000 or 3.8% for the first six months of 1997 as compared to the same period in 1996. Employee medical insurance expense increased by $14,000 for the first half of 1997 as compared to the same period of 1996. This increase is reflective of a increase in medical claim experience for the six months ended June 30, 1997.

Net occupancy expense and other expenses experienced normal variations between the first half of 1997 and 1996.


      INCOME TAXES. The Company recorded provisions for income taxes of $207,000 in the first half of 1997 as compared to $124,000 in the first half of 1996. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption. During the first quarter of 1996 the deferred tax valuation reserve was removed resulting in a reduction in the income tax expense of $62,000.

FINANCIAL CONDITION

     LOANS. Loans were $26,565,000 at June 30, 1997; down by $1,081,000 or
3.9% from June 30, 1996.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
   Commercial, Financial and Agricultural        $6,599            $6,487
   Real Estate Construction                         171               310
   Real Estate Mortgage                          15,347            16,093
   Consumer Loans                                 4,623             4,776
   Industrial Revenue Bonds                         428               601
                                                -------           -------
         TOTAL LOANS                            $27,168           $28,267

   Allowance for possible loan losses               603               621
   Unearned income                                    0                 0
                                                -------           -------
                                                $26,565           $27,646
                                                =======           =======



      SECURITIES HELD TO MATURITY. Securities held to maturity were $15,713,000 at June 30, 1997; down by $1,306,000 or 7.7% from June 30, 1996.



      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $11,639,000 at June 30, 1997; up by $4,771,000 or 69.5% from June 30, 1996.



TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                   June  30,  1997
                                       ---------------------------------------
                                        HELD-TO-MATURITY    AVAILABLE-FOR-SALE

                                         AMORT     MARKET     AMORT     MARKET
                                         COST      VALUE       COST     VALUE
                                         ----      -----       ----     -----
   U.S. Treasury                         $3,690    $3,701     $1,992    2,001
   U.S. Agencies                         12,023    12,044      4,999    5,016
   Mortgaged-backed securities                0         0      1,360    1,419
   State & Political Subdivisions             0         0      3,190    3,203
                                        -------   -------    -------  -------
                TOTAL                   $15,713   $15,745    $11,541  $11,639
                                        =======   =======    =======  =======

                                                   June  30,  1996
                                       ---------------------------------------
                                        HELD-TO-MATURITY    AVAILABLE-FOR-SALE

                                         AMORT     MARKET     AMORT     MARKET
                                         COST      VALUE       COST     VALUE
                                         ----      -----       ----     -----
   U.S. Treasury                         $5,000    $5,016       $995      995
   U.S. Agencies                         12,019    11,906      1,500    1,490
   Mortgaged-backed securities                0         0      1,924    1,989
   State & Political Subdivisions             0         0      2,418     2394
                                        -------   -------    -------  -------
                TOTAL                   $17,019   $16,922     $6,837   $6,868
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

                                                June  30, 1997   June  30, 1996
                                                --------------   --------------
Non-Performing Loans:
     Loans on Non-Accrual                              $403             $ 1
     Restructured loans which are not
         on non-accrual                                  14              33
                                                       ----             ---
            Total nonperforming loans                   417              34

     Other Real Estate and repossessed assets
        received in complete or partial
        satisfaction of loan obligation                  14              14
                                                       ----             ---
           TOTAL NONPERFORMING ASSETS                  $431             $48
                                                       ====             ===
     Loans past due 90 days or more as to
       principal or interest, but not on
       non-accrual                                     $  4             $35
                                                       ====             ===



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                June 30, 1997    June 30, 1996
                                                -------------    -------------
   Beginning balance                                 $614              $624

   Charge-offs:
       Commercial, financial and agricultural           -                 -
       Real estate - construction                       -                 -
       Real estate - mortgage                           -                 -
       Installment loans to individuals                11                 9
                                                     ----              ----
           Total charge-offs                           11                 9
                                                     ----              ----
   Recoveries:
       Commercial, financial and agricultural           -                 4
       Real estate - construction                       -                 -
       Real estate - mortgage                           -                 1
       Installment loans to individuals                 -                 1
                                                     ----              ----
           Total recoveries                             0                 6
                                                     ----              ----
   Net charge-offs                                     11                 3
                                                     ----              ----
   Provision charged against income                     -                 -
                                                     ----              ----
   Balance at end of period                          $603              $621
                                                     ====              ====
   Ratio of net charge-offs during the period
       to average loans outstanding during
       the period                                    0.04%             0.01%
                                                     ====              ====

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

                                    June 30, 1997       June 30, 1996
                                 ------------------   -------------------
                                         % OF LOANS            % OF LOANS
                                          TO TOTAL              TO TOTAL
                                 AMOUNT    LOANS      AMOUNT      LOANS
                                 ------------------   -------------------
   Commercial, financial and
     agricultural                   $109      18%        $143       23%
   Real estate - construction          4       1%           6        1%
   Real estate - mortgage            254      42%         360       57%
   Installment loans                 227      38%         100       17%
   Industrial revenue  bonds           9       1%          12        2%
                                    ----                 ----
                                    $603     100%        $621      100%
                                    ====                 ====


      DEPOSITS. As of June 30, 1997 total deposits have decreased by $137,000 or .2% from June 30, 1996. Noninterest bearing deposits increased by $701,000 or 4.3% from June 30, 1996 to June 30, 1997. Interest bearing deposits decreased by $838,000 or 2.1% from June 30, 1996 to June 30, 1997.


      CAPITAL. Shareholders' equity totaled $8,148,000 at June 30, 1997, compared to $7,252,000 at June 30, 1996. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                              June 30,1997
                                            ---------------
   AMERICAN BANK & TRUST COMPANY            1997       1996
            (Bank subsidiary)               ----       ----
   Risk-based capital:
       Tier 1 risk-based capital ratio      26.32%    22.96%
       Total risk-based capital ratio       27.57%    24.21%
   Leverage ratio                           12.60%    12.10%


      INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $1,454,000 at June 30, 1997.


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


                                             AMERICAN BANCORP, INC.
                                             -----------------------
                                             (Registrant)



  August 4, 1997                             /s/ Salvador L. Diesi
------------------                           ---------------------------------
  DATE                                       Salvador L. Diesi
                                             Chairman of the Board/President



  August 4, 1997                             /s/ Ronald J. Lashute
------------------                           ---------------------------------
  DATE                                       Ronald J. Lashute
                                             Secretary/Treasurer
                                             of the Board

                               INDEX TO EXHIBITS


                EXHIBIT
                NUMBER                      DESCRIPTION
                ------                      -----------

                  27                        Financial Data Schedule