Form 10-Q
period 1997-09-30
AMERICAN BANCORP INC/LA
filed 1997-11-04
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

Common stock, $5 Par Value----120,000 shares as of October 15, 1997

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                           September 30, 1997 and 1996
                                 (In Thousands)


ASSETS                                                           1997      1996
                                                                 ----      ----

    Cash                                                             4         2
    Investment in Subsidiary                                     8,422     7,532
    Dividend Receivable                                              0         0
    Due From Subsidiary                                             47        52
                                                                ------    ------
                            TOTAL ASSETS                        $8,473    $7,586
                                                                ======    ======

LIABILITIES

    Federal Income Taxes Payable                                    41        46
    Other Liabilities                                                0         0
                                                                ------    ------
                            TOTAL LIABILITIES                   $   41    $   46
                                                                ------    ------

SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale                                                90        38
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                         600       600
Surplus                                                          2,150     2,150
Retained Earnings                                                5,592     4,752
                                                                ------    ------
                            TOTAL EQUITY                         8,432     7,540
                                                                ------    ------
                            TOTAL LIABILITIES &  EQUITY         $8,473    $7,586
                                                                ======    ======

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                                 (In Thousands)

                                                            1997           1996
     ASSETS                                                -------        ------

Cash and Due From Banks                                      4,065         4,040
Interest Bearing Deposits                                      694         1,091
Securities Held to Maturity                                 15,204        17,028
Securities Available for Sale                               11,771         6,789
Federal Funds Sold                                           2,450         2,125
Loans - Net                                                 27,462        27,195
Bank Premises and Equipment                                  1,246         1,384
Other Real Estate Owned                                         14            14
Accrued Interest Receivable                                    653           655
Deferred Tax Asset                                               0             6
Prepaid Expenses and Other Assets                              476           457
                                                           -------       -------
     TOTAL ASSETS                                          $64,035       $60,784
                                                           =======       =======


     LIABILITIES

Deposits:
 Non-Interest Bearing                                       17,292        14,449
 Interest Bearing                                           37,997        38,532
                                                           -------       -------
     Total Deposits                                         55,289        52,981
Accrued Interest Payable                                       115           108
Deferred Income Tax Liability                                   24             0
Accrued Expenses and Other Liabilities                         175           155
                                                           -------       -------
     TOTAL LIABILITIES                                     $55,603       $53,244
                                                           -------       -------

     SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale                                            90            38
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares                     600           600
Surplus                                                      2,150         2,150
Retained Earnings                                            5,592         4,752
                                                           -------       -------
     TOTAL SHAREHOLDERS' EQUITY                            $ 8,432       $ 7,540
                                                           -------       -------
     TOTAL LIABILITIES & EQUITY                            $64,035       $60,784
                                                           =======       =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
          For the Nine Month Periods Ended September 30, 1997 and 1996
                                 (In Thousands)

                                                              1997        1996
                                                              ----        ----
   INCOME FROM SUBSIDIARY
    Dividends                                                 $   0       $   0

OPERATING EXPENSES

    Other Expenses                                                1           2
    Interest Expense                                              0           0
                                                              -----       -----
                         TOTAL EXPENSES                       $   1       $   2
                                                              -----       -----
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                                      ($1)     ($   2)

Income tax (benefit)                                              0           0
                                                              -----       -----
Earnings (loss) before equity in undistributed
earnings of subsidiary                                          ($1)     ($   2)

Equity in undistributed earnings of
subsidiary                                                      744         824
                                                              -----       -----

    Net Income                                                $ 743       $ 822
                                                              =====       =====

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the Nine Month Periods Ended September 30, 1997 and 1996
                                 (In Thousands)

                                                                 INCREASE
                                            1997       1996     (DECREASE)
INTEREST INCOME:                            -----      -----    ----------
    Interest and fees on loans             $ 1,930    $ 1,951        (21)
    Interest on investment securities:
       Taxable                               1,125        999        126
       Tax-Exempt                              107         82         25
    Other Interest                             191        181         10
                                           -------    -------    -------
       TOTAL INTEREST INCOME               $ 3,353    $ 3,213        140
                                           -------    -------    -------
INTEREST EXPENSE:
    Interest on deposits                   $ 1,046    $   985         61
    Interest on short-term borrowings            0          0          0
                                           -------    -------    -------
       TOTAL INTEREST EXPENSE              $ 1,046    $   985         61
                                           -------    -------    -------
NET INTEREST INCOME                        $ 2,307    $ 2,228         79

Provision for possible loan losses               0          0          0
                                           -------    -------    -------
Net Interest Income after provision for
    possible loan losses                   $ 2,307    $ 2,228         79
                                           -------    -------    -------
NON-INTEREST INCOME:
    Service charges on deposit accounts    $   367    $   396        (29)
    Investment securities gains (losses)         0          0          0
    Other                                       62         71         (9)
                                           -------    -------    -------
       TOTAL NON-INTEREST INCOME           $   429    $   467        (38)
                                           -------    -------    -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits         $   816    $   794         22
    Net Occupancy Expense                      423        423          0
    Net cost of operation of O.R.E.O            (6)       (13)         7
    Other                                      439        424         15
                                           -------    -------    -------
       TOTAL NON-INTEREST EXPENSE          $ 1,672    $ 1,628         44
                                           -------    -------    -------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEMS                        $ 1,064    $ 1,067         (3)

INCOME TAX (BENEFIT)                           321        245         76
                                           -------    -------    -------
   INCOME BEFORE EXTRAORDINARY ITEMS       $   743    $   822        (79)

EXTRAORDINARY ITEMS                              0          0          0
                                           -------    -------    -------
   NET INCOME                              $   743    $   822        (79)
                                           =======    =======    =======
Net income per share of common stock       $  6.19    $  6.85    ($ 0.66)
                                           =======    =======    =======

    See Notes to Consolidated Financial Statements

                            AMERICAN BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       For the Nine Month Periods Ended
                          September 30, 1997 & 1996
                                (In Thousands)

                                    NET
                                 UNREALIZED
                                 GAINS(LOSS)  COMMON           RETAINED
                                 SECURITIES   STOCK   SURPLUS  EARNINGS  TOTAL
                                   -------   -------  -------  -------- --------
Balance 12/31/95                   $  105    $  600   $2,150   $3,930   $6,785
Net Income (Loss)                                                 822      822
Cash Dividends                                                      0        0
Change in Unrealized
      Gains/Losses                    (67)                                 (67)
                                   ------    ------   ------   ------   ------
Balance 9/30/96                    $   38    $  600   $2,150   $4,752   $7,540
                                   ======    ======   ======   ======   ======

Balance 12/31/96                   $   57    $  600   $2,150   $4,849   $7,656
Net Income (Loss)                                                 743      743
Cash Dividends                                                      0        0
Change in Unrealized
      Gains/Losses                     33                                   33
                                   ------    ------   ------   ------   ------
 Balance 9/30/97                   $   90    $  600   $2,150   $5,592   $8,432
                                   ======    ======   ======   ======   ======

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 1997 and 1996

                                                                        1997        1996
                                                                      --------    --------
 OPERATING ACTIVITIES
  Net income                                                          $    743    $    822
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                 7          (4)
     Depreciation                                                          148         149
     Provision for loan losses                                               0           0
     Gain on sale of other real estate                                       0           0
     (Gain) loss on sale of assets                                           3          (9)
     Decrease (increase) in accrued interest receivable                    (85)       (102)
     Increase (decrease) in accrued interest payable                        (4)          5
     Increase (decrease) in other liabilities                               87        (371)
     Decrease (increase) in other asset                                    (14)         (8)
                                                                      --------    --------
        Net cash provided by operating activities                     $    885    $    482
                                                                      --------    --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities   $  1,119    $    432
  Proceeds from sales & maturities of held to maturity securities        3,300       5,000
  Purchases of available for sale securities                            (4,178)     (2,178)
  Purchases of held to maturity securities                              (2,986)     (5,524)
  (Increase) decrease in loans                                             849        (805)
  Net decrease (increase) in other real estate                               0           0
  Purchases of property & equipment                                        (60)        (97)
  Other                                                                    (24)         42
                                                                      --------    --------
        Net cash provided (used) by investing activities              ($ 1,980)   ($ 3,130)
                                                                      --------    --------


FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                               (4,186)     (5,066)
  Increase (decrease) in time deposits                                     109       2,392
  Dividends paid                                                             0           0
                                                                      --------    --------
        Net cash provided (used) by financing activities              ($ 4,077)   ($ 2,674)
                                                                      --------    --------
        Increase (decrease) in cash and cash equivalents              ($ 5,172)   ($ 5,322)

     Cash and cash equivalents at beginning of year                     12,381      12,578
                                                                      --------    --------
     Cash and cash equivalents at end of period                       $  7,209    $  7,256
                                                                      ========    ========
     Cash payments for:
         Interest expense                                             $  1,050    $    980
                                                                      ========    ========
         Income taxes                                                 $    313    $    609
                                                                      ========    ========

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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


OVERVIEW

      The Company reported net income of $743,000 for the first nine months of 1997 compared to $822,000 for the same period of 1996. On a per share basis, the net income was $6.19 for the first nine months of 1997 compared to $6.85 for the same period of 1996. The Company recorded a provision for possible loan losses of $0 for the nine months ended September 30, 1997 and 1996, respectively. Net interest income increased 3.5% to $2,307,000 for the first nine months of 1997 compared to $2,228,000 for the same period of 1996.

      Total assets were $64,035,000 at September 30, 1997, an increase of $3,251,000 from September 30, 1996. Loans increased by $267,000 or 1% from $27,195,000 at September 30, 1996 to $27,462,000 at September 30, 1997.
Deposits also increased from $52,981,00 at September 30, 1996 to $55,289,000 at September 30, 1997, a 4.3% increase.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1997 totaled $2,307,000, a $79,000 increase from the same period in 1996. Factors contributing to this increase include an increase in the average balance and average rate earned on taxable investment securities. The increase in interest income was partially offset by an increase in the average balance of time deposits. The overall effect of volume and rate changes on net interest income during the nine month period ended September 30, 1997 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first nine months of 1997 and 1996. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.13% and 2.23% at September 30, 1997 and 1996, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the nine month periods ended September 30, 1997 and 1996. The $38,000 decrease in noninterest income for the first nine months of 1997 is the result of a $29,000 decrease in total service charges on deposit account as compared to the same period of 1996.

There were no securities gains in the nine month periods ended September 30, 1997 and 1996.


      NONINTEREST EXPENSE. For the first nine months of 1997 noninterest expense increased $44,000 or 2.7% compared to the same period in 1996.

Salaries and employee benefits , the largest component of noninterest expense, increased by $22,000 or 2.8% for the first nine months of 1997 as compared to the same period in 1996. Employee medical insurance expense increased by $7,000 for the first nine months of 1997 as compared to the same period of 1996. This increase is reflective of an increase in medical claim experience for the nine months ended September 30, 1997.

Net occupancy expense and other expenses experienced normal variations between the first nine months of 1997 and 1996.


      INCOME TAXES. The Company recorded provisions for income taxes of $321,000 for the nine month period ended September 30, 1997 as compared to $245,000 for the same period of 1996. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption. During the first quarter of 1996 the deferred tax valuation reserve was removed resulting in a reduction in the income tax expense of $62,000.

FINANCIAL CONDITION

      LOANS. Loans were $27,462,000 at September 30, 1997; up by $267,000 or 1% from September 30, 1996.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                         Sept. 30, 1997        Sept. 30, 1996
                                         --------------        --------------
Commercial, Financial and Agricultural       $ 7,251              $ 6,093
Real Estate Construction                         342                  348
Real Estate Mortgage                          15,302               16,010
Consumer Loans                                 4,778                4,793
Industrial Revenue Bonds                         388                  571
                                             -------              -------
      TOTAL LOANS                            $28,061              $27,815

Allowance for possible loan losses               599                  620

Unearned income                                    0                    0
                                             -------              -------
                                             $27,462              $27,195
                                             =======              =======



      SECURITIES HELD TO MATURITY. Securities held to maturity were $15,204,000 at September 30, 1997; down by $1,824,000 or 10.7% from September 30, 1996.



      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $11,771,000 at September 30, 1997; up by $4,982,000 or 73.4% from September 30,
1996.


TABLE II - INVESTMENT SECURITIES
A comparison of the book value and estimated market value of investment securities is as follows:

                                                                  September  30,  1997
                                                 ----------------------------------------------------
                                                 HELD-TO-MATURITY                  AVAILABLE-FOR-SALE

                                              AMORT           MARKET              AMORT          MARKET
                                              COST             VALUE              COST            VALUE

U.S. Treasury                               $ 3,691          $ 3,707            $ 1,993         $ 2,007
U.S. Agencies                                11,513           11,562              4,999           5,029
Mortgaged-backed securities                       0                0              1,245           1,306
State & Political Subdivisions                    0                0              3,397           3,429
                                            -------          -------            -------         -------
                          TOTAL             $15,204          $15,269            $11,634         $11,771
                                            =======          =======            =======         =======


                                                                   September  30,  1996
                                                 ----------------------------------------------------
                                                 HELD-TO-MATURITY                  AVAILABLE-FOR-SALE

                                              AMORT           MARKET              AMORT          MARKET
                                              COST             VALUE              COST            VALUE

U.S. Treasury                               $ 4,503          $ 4,509             $  996          $  997
U.S. Agencies                                12,525           12,390              1,500           1,488
Mortgaged-backed securities                       0                0              1,815           1,881
State & Political Subdivisions                    0                0              2,422           2,423
                                            -------          -------             ------          ------
                          TOTAL             $17,028          $16,899             $6,733          $6,789
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


                                                                               Sept. 30, 1997    Sept. 30, 1996
                                                                               --------------    --------------
Non-Performing Loans:
               Loans on Non-Accrual                                                   $351            $511
               Restructured loans which are not
                   on non-accrual                                                       14              26
                                                                                      ----            ----
                     Total nonperforming loans                                         365             537

               Other Real Estate and repossessed assets
                   received in complete or partial
                   satisfaction of loan obligation                                      14              14
                                                                                      ----            ----
                     TOTAL NONPERFORMING ASSETS                                       $379            $551
                                                                                      ====            ====
               Loans past due 90 days or more as to
                   principal or interest, but not on                                  $  4            $104
                   non-accrual                                                        ====            ====


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                               Sept. 30, 1997    Sept. 30, 1996
                                                                               --------------    --------------
               Beginning balance                                                      $614            $624

               Charge-offs:
                   Commercial, financial and agricultural                              --              --
                   Real estate - construction                                          --              --
                   Real estate - mortgage                                              --              --
                   Installment loans to individuals                                     16              12
                                                                                      ----            ----
                       Total charge-offs                                                16              12
                                                                                      ----            ----
               Recoveries:
                   Commercial, financial and agricultural                              --                5
                   Real estate - construction                                          --              --
                   Real estate - mortgage                                              --                1
                   Installment loans to individuals                                      1               2
                                                                                      ----            ----
                       Total recoveries                                                  1               8
                                                                                      ----            ----
               Net charge-offs                                                          15               4
                                                                                      ----            ----
               Provision charged against income                                        --              --
                                                                                      ----            ----
               Balance at end of period                                               $599            $620
                                                                                      ====            ====
               Ratio of net charge-offs during the period to average loans
                   outstanding during the period                                      0.05%           0.01%
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

                                   Sept. 30, 1997         Sept. 30, 1996
                                --------------------  --------------------
                                          % OF LOANS            % OF LOANS
                                           TO TOTAL              TO TOTAL
                                AMOUNT      LOANS     AMOUNT      LOANS
                                ------      -----     ------      -----
Commercial, financial and
  agricultural                  $117         19%      $136         22%
Real estate - construction         4          1%         6          1%
Real estate - mortgage           247         41%       360         58%
Installment loans                227         38%       106         17%
Industrial revenue  bonds          4          1%        12          2%
                                ----                  ----
                                $599        100%      $620        100%
                                ====                  ====



      DEPOSITS. As of September 30, 1997 total deposits have increased by $2,308,000 or 4.3% from September 30, 1996. Noninterest bearing deposits increased by $2,843,000 or 19.7% from September 30, 1996 to September 30, 1997. Interest bearing deposits decreased by $535,000 or 1.4% from September 30, 1996 to September 30, 1997.


      CAPITAL. Shareholders' equity totaled $8,432,000 at September 30, 1997, compared to $7,540,000 at September 30, 1996. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                          September   30,
                                                      -------------------------
       AMERICAN BANK & TRUST COMPANY                  1997               1996
            (Bank subsidiary)                         ----               ----
       Risk-based capital:
           Tier 1 risk-based capital ratio            26.13%             24.24%
           Total risk-based capital ratio             27.39%             25.50%
       Leverage ratio                                 12.97%             12.40%




      INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $1,491,000 at September 30, 1997.


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


                                   AMERICAN BANCORP, INC.
                                   -----------------------
                                   (Registrant)



      10/29/97                     /s/  SALVADOR L. DIESI
---------------                    -----------------------
    DATE                           Salvador L. Diesi
                                   Chairman of the Board/President



      10/29/97                     /s/  RONALD J. LASHUTE
---------------                    -----------------------
    DATE                           Ronald J. Lashute
                                   Secretary/Treasurer
                                   of the Board

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION

  27                              Financial Data Schedule