Form 10-K
period 1997-12-31
AMERICAN BANCORP INC/LA
filed 1998-03-12
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997     Commission File Number 0-11928

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $3,380,764.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997: Common Stock, $5.00 Par Value, 119,962 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 8, 1998 are incorporated by reference into Part III.

        *For purposes of the computation, shares owned by executive officers, directors, 5% shareholders and shares by non-affiliates whose voting rights have been assigned to directors have been excluded.

                                     PART I

Item 1.  Business

        American Bancorp, Inc. (the Company) was incorporated under the laws of the State of Louisiana in 1982. On October 1, 1983, American Bank and Trust Company (the Bank) was reorganized as a subsidiary of the Company. Prior to October 1, 1983, the Company had no material activity. The Company is currently engaged, through its subsidiary, in banking and related business. The Bank is the Company's principal asset and primary source of revenue.

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

        The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 1997, the State of Louisiana did not have any funds on deposit with the Bank.

        The Bank's general market area is in St. Landry Parish, which has a population of approximately 80,331. Its primary market is Opelousas, which has a population of approximately 19,300, and has experienced little population growth over the past several years.

        The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with three banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 1997.

                                           (In thousands of dollars)
                                          Assets              Deposits
                                          ------              --------
American Bank and Trust Company         $  64,621            $  55,857
St. Landry Bank and Trust Company       $ 212,101            $ 179,874
First National Bank of Lafayette        $ 854,112            $ 737,313
St. Landry Homestead                    $ 120,535            $ 104,011
Washington State Bank                   $  75,645            $  58,523
First Federal Savings & Loan            $  62,815            $  44,764

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

Employees

        During 1997, the average number of full-time equivalent employees at the Bank was 43. This includes the officers of the Company that are listed under
Item 1 below.

        There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

        The executive officers of the Company are as follows:

                                         Years of
   Officer Name                          Service               Age                 Position Currently Held
   ------------                         --------               ---                 -----------------------
Salvador L. Diesi, Sr.                     24                   67              Chairman of the Board of the
                                                                                  Company and the Bank;
                                                                                  President of the Company
                                                                                  and the Bank

Ronald J. Lashute                          25                   48              Executive Vice-President and
                                                                                  Chief Executive Officer of the
                                                                                  Bank and Secretary/Treasurer
                                                                                  of the Company

        None of the directors and executive officers of the Company or the Bank holds a directorship in any company with a class of securities registered under
Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or in any company registered as an investment company under the Investment Company Act of 1940. Salvador L. Diesi, Sr. and Ronald J. Lashute are the nephews of J.C. Diesi. No other family relationships exist among the above named directors or executive officers of the Company.

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

        The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is thereby subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the Board).

        The Act requires the Company to file with the Board an annual report containing such information as the Board may require. The Board is authorized by the Act to examine the Company and all of its activities. The activities that may be engaged in by the Company and its subsidiary are limited by the Act to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

        The Board of Directors of the Company have no present plans or intentions to cause the Company to engage in any substantial business activity which would be permitted to it under the Act or the Louisiana Act but which is not permitted to the Bank; however, a significant reason for formation of the one-bank holding company is to take advantage of the additional flexibility afforded by that structure if the Board of Directors of the Company concludes that such action would be in the best interest of stockholders.

Statistical Information

        The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 1997 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

        The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                   December 31,
                                    -------------------------------------------
                                      1997             1996             1995
                                    --------         --------         ---------
Securities held to maturity:
   U.S. Treasury                    $  3,692         $  4,005         $  5,508
   U.S. Government Agencies           10,512           11,513           10,997
                                    --------         --------         --------

                                    $ 14,204         $ 15,518         $ 16,505
                                    ========         ========         ========

                                                   December 31,
                                    -------------------------------------------
                                      1997             1996             1995
                                    --------         --------         ---------
Securities available for sale:
   Mortgage-backed securities       $  1,210         $  1,787        $  2,342
   U.S. Treasury securities            2,009            1,002              -
   U.S. Government Agencies            5,532            3,012           1,536
   State and Political subdivisions    3,442            2,870           1,263
                                    --------          -------        --------

                                    $ 12,193          $ 8,671        $  5,141
                                    ========          =======        ========

        The following tables set forth the maturities of investment securities at December 31, 1997, 1996, and 1995 and the weighted average yields of such securities (in thousands of dollars):


                                                                December 31, 1997
                                  --------------------------------------------------------------------------------------
                                                             After One              After Five
                                                             But Within             But Within               After
                                    Within One Year          Five Years             Ten Years              Ten Years
                                  -----------------     ------------------      ------------------     -----------------
                                    Amount    Yield     Amount       Yield      Amount       Yield     Amount     Yield
                                    ------    -----     ------       -----      ------       -----     ------     -----
Securities held
   to maturities:
      U.S. Treasury               $ 1,200      5.95%     $  2,492     6.25%     $     -         - %    $     -        - %
      U.S. Government
        Agencies                    2,498      5.92         7,016     6.49           998      7.16           -        -
                                  -------                --------               --------               --------

            Total held
              to maturity           3,698      5.93         9,508     6.43           998      7.16          -0-       -
                                  -------                --------               --------               --------

Securities available for
   sale:
      U.S. Treasury                 1,001      6.27         1,008     6.28            -         -            -        -
      U.S. Government
         Agencies                      -         -          5,532     6.53            -         -            -        -
      Mortgage-backed
         securities                     4      9.35           407     8.66            68      9.16          731     8.66
      State and Political
         Subdivisions                  10      6.43         2,006     7.29         1,221      7.01          205     8.68
                                  -------                --------               --------               --------

            Total available
              for sale              1,015      6.28         8,953     6.76         1,289      7.11          936     8.67
                                  -------                --------               --------               --------

            Total securities      $ 4,713      6.01%     $ 18,461     6.59%     $  2,287      7.13%    $    936     8.67%
                                  =======     =====      ========    =====      ========     =====     ========    =====

                                                                December 31, 1996
                                  --------------------------------------------------------------------------------------
                                                             After One              After Five
                                                             But Within             But Within               After
                                    Within One Year          Five Years             Ten Years              Ten Years
                                  -----------------     ------------------      ------------------     -----------------
                                    Amount    Yield     Amount       Yield      Amount       Yield     Amount      Yield
                                    ------    -----     ------       -----      ------       -----     ------      -----
Securities held
   to maturities:
      U.S. Treasury               $ 1,801      6.15%     $  2,204     5.88%     $     -         - %    $     -        - %
      U.S. Government
        Agencies                    4,496      6.64         7,017     6.56            -         -            -        -
                                  -------                --------               --------               --------

            Total held
              to maturity           6,297      6.50         9,221     6.40           -0-        -           -0-       -
                                  -------                --------               --------               --------

Securities available for
   sale:
      U.S. Treasury                    -         -          1,002     6.27            -         -            -        -
      U.S. Government
         Agencies                   1,507      7.03         1,505     6.44            -         -            -        -
      Mortgage-backed
         securities                   124      8.24           906     8.20           757      9.14           -        -
      State and Political
         Subdivisions                  -         -          1,481     7.81         1,389      7.04           -        -
                                  -------                --------               --------               --------

            Total available
              for sale              1,631      7.12         4,894     7.15         2,146      7.78          -0-       -
                                  -------                --------               --------               --------

            Total securities      $ 7,928      6.63%     $ 14,115     6.67%     $  2,146      7.78%    $    -0-       - %
                                  =======     =====      ========    =====      ========     =====     ========    =====

                                                                December 31, 1995
                                  --------------------------------------------------------------------------------------
                                                             After One              After Five
                                                             But Within             But Within               After
                                    Within One Year          Five Years             Ten Years              Ten Years
                                  -----------------     ------------------      ------------------     -----------------
                                    Amount   Yield      Amount       Yield      Amount       Yield     Amount      Yield
                                    ------   -----      ------       -----      ------       -----     ------      -----
Securities held
   to maturities:
      U.S. Treasury               $ 3,499      6.32%     $  2,009     6.18%     $     -         - %    $     -        - %
      U.S. Government
         Agencies                   5,002      5.62         5,495     6.37           500      6.36           -        -
                                  -------                --------               --------               --------

            Total held
              to maturity           8,501      5.91         7,504     6.32           500      6.36          -0-       -
                                  -------                --------               --------               --------

Securities
   available for sale:
      U.S. Government
         Agencies                      -         -          1,536     6.77            -         -            -        -
      Mortgage-backed
         securities                   183      7.92         1,116     8.92         1,043      8.47           -        -
      State and Political
         Subdivisions*                 -         -            377     7.85           886      6.58           -        -
                                  -------                --------               --------               --------

            Total available
              for sale                183      7.92         3,029     7.69         1,929      7.59          -0-       -
                                  -------                --------               --------               --------

            Total securities      $ 8,684      5.96%     $ 10,533     6.70%     $  2,429      7.35%    $    -0-       - %
                                  =======     =====      ========    =====      ========     =====     ========    =====



* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 1997, 1996 and 1995.

Loan Portfolio

        The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                       December 31,
                                        -------------------------------------------
                                          1997             1996             1995
                                        --------         --------         ---------
Commercial, financial and agricultural  $  7,549         $  7,437         $  6,240
Real Estate - Construction                   359              285              119
Real Estate - Mortgage                    15,543           16,278           16,473
Installment                                4,984            4,925            4,182
                                        --------         --------         --------

          Total                           28,435           28,925           27,014

Less:
  Allowance for possible loan losses        (600)            (614)            (624)
  Unearned income                             -                -                -
                                        --------         --------         -------

                                        $ 27,835         $ 28,311         $ 26,390
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

                                                           December 31,
                                            -------------------------------------------
                                              1997             1996             1995
                                            --------         --------         ---------
Loans accounted for on a nonaccrual basis   $    308         $    496         $      2

Restructured loans which are not on
  non-accrual                                     70               94              112
                                            --------         --------         --------

                                                 378              590              114
Other real estate and repossessed assets
  received in complete or partial
  satisfaction of loan obligations                 7               14               14
                                            --------         --------         --------

    Total nonperforming assets              $    385         $    604         $    128
                                            ========         ========         ========

Loans contractually past due ninety days
  or more as to principal or interest,
  but which were not on non-accrual         $      9         $     27         $     10
                                            ========         ========         ========

        As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 1997, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $308,059, with the related allowance for loan losses of $150,000. These loans are included in nonaccrual loans.

        The effect of nonperforming loans on interest income has not been substantial in the past three years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $44,501, $59,177 and $13,732, for the years 1997, 1996, and 1995, respectively.
Interest income in the amount of $-0-, $6,633 and $7,638 on nonperforming loans during 1997, 1996 and 1995, respectively, was recorded.

        At December 31, 1997, 1996 and 1995 there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

        The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

        At December 31, 1997, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

        The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 1997, 1996, and 1995; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                  1997              1996             1995
                                --------          --------         ------
Amount of loans outstanding
  at end of period              $ 28,435          $ 28,926         $ 27,014
                                ========          ========         ========

Average amount                  $ 27,797          $ 27,635         $ 26,748
                                ========          ========         ========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                           Year Ended December 31,
                                                 -------------------------------------------
                                                   1997               1996             1995
                                                 --------           --------         -------
Beginning balance                                 $    614          $    624         $    614
Provision charged against income                        -                 -                -
                                                  --------          --------         -------
                                                       614               624              614
                                                  --------          --------         --------
Charge-offs:
  Commercial, financial and
    agricultural loans                                  (1)               -                -
  Real estate mortgage loans                            -                 -                -
  Real estate construction loans                        -                 -                -
  Installment loans                                    (16)              (18)              (6)
                                                  --------          --------         --------
    Total charge-offs                                  (17)              (18)              (6)
                                                  --------          --------         --------

Recoveries:
  Commercial, financial and agricultural loans          -                  5                8
  Real estate mortgage loans                            -                  1               -
  Real estate construction loans                        -                 -                -
  Installment loans                                      3                 2                8
                                                  --------          --------         --------
                                                         3                 8               16
                                                  --------          --------         --------

Net (charge-offs) recoveries                           (14)              (10)              10
                                                  --------          --------         --------

Ending balance                                    $    600          $    614         $    624
                                                  ========          ========         ========

Ratio of net (charge-offs) recoveries
  during the period to average loans
  outstanding during the period                      (.05)%            (.04)%             .04%
                                                  =======           =======          ========


        The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                        December 31, 1997                    December 31, 1996
                                   ----------------------------         --------------------------
                                                     % of Loans                          % of Loans
                                                    Outstanding                         Outstanding
                                                      to Total                            to Total
                                   Allowance           Loans            Allowance          Loans
                                   ---------           -------            -------          -------
Commercial, financial and
  agricultural loans               $     218             36.33%         $     201            32.74%
Real estate construction                   5               .83                  3              .49
Real estate mortgage loans                97             16.17                146            23.78
Installment loans                        280             46.67                264            42.99
                                   ---------           -------            -------          -------

                                   $     600            100.00%           $   614           100.00%
                                   =========           =======            =======          =======

Allocation of Allowance for Possible Loan Losses (continued)
(In thousands of dollars)

                                                           December 31, 1995
                                                  --------------------------
                                                                   % of Loans
                                                                  Outstanding
                                                                    to Total
                                                  Allowance          Loans
                                                  ---------          -------
Commercial, financial and
  agricultural loans                              $     134            21.47%
Real estate construction                                  5             0.80
Real estate mortgage loans                              400            64.10
Installment loans                                        85            13.63
                                                  ---------          -------

                                                  $     624           100.00%
                                                  =========          =======

Deposits

        The average amount of deposits, using daily average balances for 1997, 1996, and 1995, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                Year Ended December 31,
                                       -------------------------------------------
                                         1997              1996             1995
                                       --------          --------         --------
Non-interest bearing demand deposits   $ 16,846          $ 15,530         $ 15,707
Interest-bearing demand deposits         11,752            11,510           11,480
Savings deposits                          8,374             8,597            8,782
Time deposits                            19,003            17,659           15,977
                                       --------          --------         --------

                                       $ 55,975          $ 53,296         $ 51,946
                                       ========          ========         ========

Return on equity and assets

        The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                    December 31,
                                       --------------------------------------------
                                         1997              1996             1995
                                       --------          --------         ---------
Percentage of net income to:
  Average total assets                     1.47%             1.70%            1.64%
  Average shareholders' equity            11.70%            14.32%           15.46%

Percentage of dividends declared per
  common share to net income per
  common share                            13.92%            11.56%           10.59%

Percentage of average shareholders'
  equity to daily average total assets    12.58%            11.88%           10.60%

Short-Term Borrowing

        The Company's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):

                                                    Year Ended December 31,
                                          -----------------------------------------
                                            1997              1996             1995
                                          --------          --------         ------
    Balance at December 31                $     -           $     -          $     -
    Weighted average interest rate at
      year end                                  - %               - %              - %
    Maximum amount outstanding at any
      month's end                         $     -           $    950         $  1,650
    Average amount outstanding during
      the year                            $     -           $     66         $     17
    Weighted average interest rate
      during the year                           - %             4.55%           11.76%


Item 2.  Properties

        The main office of the Company and the Bank are presently located at 328 East Landry Street, Opelousas, Louisiana, in the downtown business district. The Bank leases four branch sites. The building in which the main office is located is free of all mortgages.

        For information with respect to the Company obligations under its lease commitments, see Note 11 to the Consolidated Financial Statements, which are incorporated herein by reference under Item 8.


Item 3.  Legal Proceedings

        The Company is not involved in any legal actions; however, there are presently pending by the Bank a number of legal proceedings. It is the opinion of management that the resulting liability, if any, from these actions and other pending claims will not materially affect the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
           Matters

                       MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                   Dividends
         Year               Quarter                    High                   Low                  Per Share
         ----               -------                    ----                   ---                  ---------
         1997              First                      $   30                $   20                    $  -
                           Second                         30                    30                       -
                           Third                          30                    30                       -
                           Fourth                         53                    30                     1.10

         1996              First                      $   25                $   20                    $  -
                           Second                         20                     6                       -
                           Third                          25                    20                       -
                           Fourth                         25                    20                     1.00


        Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 555 shareholders of record at December 31, 1997.

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


Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 55 in the Annual Report are incorporated herein by reference:

        Consolidated Balance Sheets - December 31, 1997 and 1996
        Consolidated Statements of Income - Years Ended December 31, 1997,
            1996, and 1995
        Consolidated Statements of Shareholders' Equity - Years Ended December
            31, 1997, 1996, and 1995
        Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
            1996, and 1995
        Notes to Consolidated Financial Statements


Item 9.  Disagreements in Accounting and Financial Disclosure

        There have been no disagreements with an independent accountant on any matter of accounting principles or practice, financial disclosure, auditing scope or procedure.


                                    PART III

Item 10. Directors and Executive Officers

        With the exception of identification of executive officers of the Company, the information called for by Item 10 is omitted pursuant to General Instruction G(3) and is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a). Executive officers of the Company are identified in Item 1, "Executive Officer," included in Part I of this report.


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)     1. Financial Statements

                 The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 55 of the Registrant's Annual Report are incorporated by reference in Item 8:

                    Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - Years Ended
                         December 31, 1997, 1996 and 1995
                    Consolidated Statements of Shareholders' Equity - Years
                         Ended December 31, 1997, 1996 and 1995
                    Consolidated Statements of Cash Flows - Years Ended
                         December 31, 1997, 1996 and 1995
                    Notes to Consolidated Financial Statements


         (a)     2. Financial Statement Schedules

                 The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


         (a)     3. Exhibits

                 (13)    1997 Annual Report to Shareholders
                 (22) Proxy Statement for Annual Meeting of Shareholders to be held on April 8, 1998
                 (23)    Consent of Independent Auditors
                 (27)    Financial data schedule

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

                                        American Bancorp, Inc.
                                        (Registrant)



                                        By: /s/ Salvador L. Diesi
                                            ----------------------------------
                                             Salvador L. Diesi, Sr., Chairman
                                               of the Board of the Company
                                               and the Bank; President of
                                               the Company and the Bank

                                        Date:  03/11/98
                                              --------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Salvador L. Diesi                   /s/ Joseph J. Artall
-------------------------------------   --------------------------------------
Salvador L. Diesi, Sr., Chairman of     Joseph J. Artall, Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date:   03/11/98                        Date:     03/11/98
      -------------------------------          -------------------------------



/s/ Ronald J. Lashute                   /s/ Walter J. Champagne
-------------------------------------   --------------------------------------
Ronald J. Lashute, Executive Vice-      Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Company

Date:   03/11/98                        Date:     03/11/98
      -------------------------------          -------------------------------



                                        /s/ J. C. Diesi
                                        --------------------------------------
                                        J. C. Diesi, Director

                                        Date:     03/11/98
                                               -------------------------------

                                  EXHIBIT INDEX

       Number                             Description
       ------                             -----------
         13.1                          1997 Annual Report to shareholders
                                         of American Bancorp, Inc.

         22.1                          1997 Proxy Statement for annual
                                         meeting of shareholders.

         23.1                          Consent of Independent Auditors.

         27.1                          Financial Data Schedule.