Form 10-Q
period 1998-03-31
AMERICAN BANCORP INC/LA
filed 1998-05-08
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           LOUISIANA                                       72-0951347
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (I R S Employer I. D. Number)
 incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                     70571-1579
---------------------------------------           -----------------------------
(Address of principal executive office)                    (Zip Code)


                                 (318) 948-3056
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
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

Common stock, $5 Par Value------119,220 shares as of April 24, 1998

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            March 31, 1998 and 1997
                                 (In Thousands)


ASSETS                                                                             1998            1997
------                                                                          ----------      ----------
    Cash on deposit with subsidiary                                                     67               4
    Investment in Subsidiary                                                         8,668           7,838
    Dividend Receivable                                                                  0               0
    Due From Subsidiary                                                                121             143
                                                                                ----------      ----------
                            TOTAL ASSETS                                        $    8,856      $    7,985
                                                                                ==========      ==========

LIABILITIES
-----------

    Accrued Income Taxes Payable                                                       116             137
    Other Liabilities                                                                    0               0
                                                                                ----------      ----------
                            TOTAL LIABILITIES                                   $      116      $      137
                                                                                ----------      ----------

SHAREHOLDERS' EQUITY
--------------------

Net Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                                       120               6
Common Stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 119,250 and 120,000 shares outstanding,
  respectively                                                                         600             600
Surplus                                                                              2,150           2,150
Retained Earnings                                                                    5,910           5,092
Treasury stock, 750 shares at cost                                                     (40)              0
                                                                                ----------      ----------
                            TOTAL SHAREHOLDERS' EQUITY                               8,740           7,848
                                                                                ----------      ----------
                            TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $    8,856      $    7,985
                                                                                ==========      ==========

                             AMERICAN BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1998 and 1997
                                 (In Thousands)


                                                                                   1998            1997
     ASSETS                                                                     ----------      ----------
     ------
Cash and Due From Banks                                                              4,411           5,350
Interest Bearing Deposits                                                            1,190             694
Securities Held to Maturity                                                         11,004          15,031
Securities Available for Sale                                                       16,103          10,212
Federal Funds Sold                                                                   4,950           4,000
Loans - Net of allowance for loan losses                                            27,896          27,011
Bank Premises and Equipment                                                          1,185           1,304
Other Real Estate                                                                        0              14
Accrued Interest Receivable                                                            634             593
Deferred Tax Asset                                                                       0              18
Other Assets                                                                           451             462
                                                                                ----------      ----------
     TOTAL ASSETS                                                               $   67,824      $   64,689
                                                                                ==========      ==========


     LIABILITIES
     -----------
Deposits:
 Non-Interest Bearing                                                               18,536          16,620
 Interest Bearing                                                                   40,170          39,680
                                                                                ----------      ----------
     Total Deposits                                                                 58,706          56,300
Accrued Interest Payable                                                               114             110
Deferred Income Tax Liability                                                           34               0
Other Liabilities                                                                      230             431
                                                                                ----------      ----------
     TOTAL LIABILITIES                                                          $   59,084      $   56,841
                                                                                ----------      ----------

     SHAREHOLDERS' EQUITY
     --------------------
Net Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                                       120               6
Common Stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 119,250 and 120,000 shares outstanding,
  respectively                                                                         600             600
Surplus                                                                              2,150           2,150
Retained Earnings                                                                    5,910           5,092
Treasury stock, 750 shares at cost                                                     (40)              0
                                                                                ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                                                 $    8,740      $    7,848
                                                                                ----------      ----------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY                                  $   67,824      $   64,689
                                                                                ==========      ==========


See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
           For the Three Month Periods Ended March 31, 1998 and 1997
                                 (In Thousands)


                                                         1998           1997
                                                      ----------     ----------
INCOME FROM SUBSIDIARY
----------------------
    Dividends                                         $       50     $        0

OPERATING EXPENSES
------------------
    Other Expenses                                             1              0
    Interest Expense                                           0              0
                                                      ----------     ----------
                         TOTAL EXPENSES               $        1     $        0
                                                      ----------     ----------
Earnings (loss) before income taxes
and equity in undistributed earnings of
subsidiary                                            $       49     $        0

Income tax (benefit)                                           0              0
                                                      ----------     ----------
Earnings (loss) before equity in undistributed
earnings of subsidiary                                $       49     $        0

Equity in undistributed earnings of
subsidiary                                                   196            243
                                                      ----------     ----------

    Net Income                                        $      245     $      243
                                                      ==========     ==========

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three Month Periods Ended March 31, 1998 and 1997
                                 (In Thousands)


                                                                                            INCREASE
                                                               1998           1997         (DECREASE)
INTEREST INCOME:                                            ----------     ----------      ----------
    Interest and fees on loans                              $      647     $      637              10
    Interest on investment securities:
       Taxable                                                     371            352              19
       Tax-Exempt                                                   40             29              11
    Other Interest                                                  90             74              16
                                                            ----------     ----------      ----------
       TOTAL INTEREST INCOME                                $    1,148     $    1,092              56
                                                            ----------     ----------      ----------
INTEREST EXPENSE:
    Interest on deposits                                    $      352     $      348               4
    Interest on short-term borrowings                                2              0               2
                                                            ----------     ----------      ----------
       TOTAL INTEREST EXPENSE                               $      354     $      348               6
                                                            ----------     ----------      ----------
NET INTEREST INCOME                                         $      794     $      744              50

Provision for possible loan losses                                   0              0               0
                                                            ----------     ----------      ----------
Net Interest Income after provision for
    possible loan losses                                    $      794     $      744              50
                                                            ----------     ----------      ----------
NON-INTEREST INCOME:
    Service charges on deposit accounts                     $      118     $      122              (4)
    Investment securities gains (losses)                             0              0               0
    Other                                                           31             31               0
                                                            ----------     ----------      ----------
       TOTAL NON-INTEREST INCOME                            $      149     $      153              (4)
                                                            ----------     ----------      ----------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                          $      272     $      264               8
    Net Occupancy Expense                                          142            138               4
    Net cost of operation of O.R.E.O                                 5             (1)              6
    Other                                                          175            148              27
                                                            ----------     ----------      ----------
       TOTAL NON-INTEREST EXPENSE                           $      594     $      549              45
                                                            ----------     ----------      ----------
INCOME BEFORE INCOME TAXES                                  $      349     $      348               1

Provision for income taxes                                         104            105              (1)
                                                            ----------     ----------      ----------
   NET INCOME                                               $      245     $      243               2
                                                            ==========     ----------      ----------
Net income per share of common stock                        $     2.06     $     2.03      $     0.03
                                                            ==========     ==========      ==========


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March 31, 1998 & 1997
                                 (In Thousands)



                                                NET
                                             UNREALIZED
                                             GAINS(LOSS)      COMMON                  RETAINED     TREASURY
                                             SECURITIES       STOCK       SURPLUS     EARNINGS       STOCK        TOTAL
                                             -----------      ------      -------     --------     --------      -------
Balance 12/31/96                             $        57      $  600      $ 2,150     $  4,849     $      0      $ 7,656
Net Income (Loss)                                                                          243                       243
Cash Dividends                                                                               0                         0
Change in Unrealized
    Gains/Losses on Securities                       (51)                                                            (51)
                                             -----------      ------      -------     --------     --------      -------
Balance 3/31/97                              $         6      $  600      $ 2,150     $  5,092     $      0      $ 7,848
                                             ===========      ======      =======     ========     ========      =======

Balance 12/31/97                             $       100      $  600      $ 2,150     $  5,665     ($     2)     $ 8,513
Net Income (Loss)                                                                          245                       245
Cash Dividends                                                                               0                         0
Change in Unrealized
    Gains/Losses on Securities                        20                                                              20
Purchase of treasury stock                                                                              (38)         (38)
                                             -----------      ------      -------     --------     --------      -------
Balance 3/31/98                              $       120      $  600      $ 2,150     $  5,910     ($    40)     $ 8,740
                                             ===========      ======      =======     ========     ========      =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended March 31, 1998 and 1997


                                                                                   1998            1997
                                                                                ----------      ----------
 OPERATING ACTIVITIES
   Net income                                                                   $      245      $      243
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Premium amortization, net of discount accretion on
        investment securities                                                            2               6
      Depreciation                                                                      47              49
      Provision for loan losses                                                          0               0
      Write down of other real estate                                                    7               0
      (Gain) loss on sale of assets                                                      0               0
      Decrease (increase) in accrued interest receivable                               (15)            (25)
      Increase (decrease) in accrued interest payable                                   (6)             (9)
      Increase (decrease) in other liabilities                                         133             320
      Decrease(increase) in other asset                                                 17             (23)
                                                                                ----------      ----------
         Net cash provided by operating activities                              $      430      $      561
                                                                                ----------      ----------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities            $       77             334
   Proceeds from sales & maturities of held to maturity securities                   3,200             500
   Purchases of available for sale securities                                       (3,958)         (1,972)
   Purchases of held to maturity securities                                              0               0
   (Increase) decrease in loans                                                        (61)          1,301
   Net decrease (increase) in other real estate                                          0               0
   Purchases of property & equipment                                                    (5)            (17)
   Other                                                                               (12)             23
                                                                                ----------      ----------
         Net cash provided (used) by investing activities                       ($     759)     $      169
                                                                                ----------      ----------


 FINANCING ACTIVITIES
   Increase (decrease) in demand deposits, transaction                          $    2,537      ($   2,442)
      accounts and savings
   Increase (decrease) in time deposits                                                313            (625)
   Dividends paid                                                                        0               0
   Purchase of treasury stock                                                          (38)              0
                                                                                ----------      ----------
         Net cash provided (used) by financing activities                       $    2,812      ($   3,067)
                                                                                ----------      ----------
         Increase (decrease) in cash and cash equivalents                       $    2,483      ($   2,337)

      Cash and cash equivalents at beginning of year                                 8,068          12,381
                                                                                ----------      ----------
      Cash and cash equivalents at end of period                                $   10,551      $   10,044
                                                                                ==========      ==========
      Cash payments for:
          Interest expense                                                      $      360      $      357
                                                                                ==========      ==========
          Income taxes                                                          $        0      $        0
                                                                                ==========      ==========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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


OVERVIEW

     The Company reported net income of $245,000 for the first three months of 1998 compared to $243,000 for the same period of 1997. On a per share basis, the income was $2.06 for the first quarter of 1998 compared to $2.03 for the same period of 1997. The Company recorded a provision for possible loan losses of $0 for the three months ended March 31, 1998 and 1997, respectively. Net interest income increased 6.7% to $794,000 for the first quarter of 1998 compared to $744,000 for the same period of 1997.

     Total assets were $ 67,824,000 at March 31, 1998, an increase of $3,135,000 or 4.8% from March 31, 1997. Loans increased by $885,000 or 3.3% from $27,011,000 at March 31, 1997 to $27,896,000 at March 31, 1998. Deposits
also increased $2,406,000 or 4.3% to $58,706,000 at March 31, 1998.


RESULTS OF OPERATIONS


     NET INTEREST INCOME. Net interest income for the three months ended March 31, 1998 totaled $794,000, a $50,000 increase from the same period in 1997. Factors contributing to this increase include an increase in the average balance of taxable investment securities as well as an increase in the average rate earned on tax exempt investments and loans. This positive effect was partially negated by an increase in the average balance of savings deposits. The overall effect of volume and rate changes on net income during the first quarter of 1998 was favorable.


     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first quarter of 1998 and 1997. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.12% and 2.19% at March 31, 1998 and 1997, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


     NONINTEREST INCOME. There has been immaterial variances in noninterest income for the three month periods ended March 31, 1998 and 1997. The $4,000 decrease in noninterest income for the first quarter of 1998 is the result of a $4,000 decrease in total service charges on deposit account as compared to the same period of 1997.

There were no securities gains in the first three months of 1998 or of 1997.


     NONINTEREST EXPENSE. For the first three months of 1998 noninterest expense increased $45,000 or 8.2% compared to the same period in 1997.

Salaries and employee benefits, the largest component of noninterest expense, increased by $8,000 or 3% for the first three months of 1998 as compared to the same period in 1997. Other non-interest expense increased by $27,000 or 18.2% for the first quarter of 1998. Included in this increase was an increase in advertising and promotion expense of $18,000 as compared to the first three months of 1997.

     INCOME TAXES. The Company recorded provisions for income taxes of $104,000 in the first quarter of 1998 as compared to $105,000 in the first quarter of 1997. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.

\
FINANCIAL CONDITION

     LOANS. Loans were $27,896,000 at March 31, 1998; up by $885,000 or 3.3%
from March 31, 1997.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                            March 31, 1998     March 31, 1997
                                                            --------------     --------------
     Commercial, Financial and Agricultural Loans           $        6,780     $        6,625
     Real Estate Construction Loans                                    556                302
     Real Estate Mortgage Loans                                     15,969             15,743
     Consumer Loans                                                  4,924              4,486
     Industrial Revenue Bonds                                          272                461
                                                            --------------     --------------
           TOTAL LOANS                                      $       28,501     $       27,617

     Allowance for possible loan losses                                605                606
     Unearned income                                                     0                  0
                                                            --------------     --------------
                                                            $       27,896     $       27,011
                                                            ==============     ==============


     SECURITIES HELD TO MATURITY. Securities held to maturity were $11,004,000 at March 31, 1998; down by $4,027,000 or 26.8% from March 31, 1997.


     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $16,103,000 at March 31, 1998; up by $5,891,000 or 57.7% from March 31, 1997.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                    March  31,  1998
                                         ---------------------------------------
                                          HELD-TO-MATURITY    AVAILABLE-FOR-SALE

                                          AMORT     MARKET     AMORT     MARKET
                                          COST      VALUE      COST      VALUE
     U.S. Treasury                       $ 2,993   $  3,017   $ 2,500   $  2,517
     U.S. Government Agencies              8,011      8,051     8,439      8,501
     Mortgaged-backed securities               0          0     1,599      1,652
     State & Political Subdivisions            0          0     3,383      3,433
                                         -------   --------   -------   --------
                               TOTAL     $11,004   $ 11,068   $15,921   $ 16,103
                                         =======   ========   =======   ========
                                                    March  31,  1997
                                         ---------------------------------------
                                          HELD-TO-MATURITY    AVAILABLE-FOR-SALE

                                          AMORT     MARKET     AMORT     MARKET
                                          COST      VALUE      COST      VALUE
     U.S. Treasury                       $ 4,004   $  3,989   $ 1,492   $  1,497
     U.S. Government Agencies             11,027     10,956     4,000      3,967
     Mortgaged-backed securities               0          0     1,519      1,574
     State & Political Subdivisions            0          0     3,191      3,174
                                         -------   --------   -------   --------
                               TOTAL     $15,031   $ 14,945   $10,202   $ 10,212
                                         =======   ========   =======   ========

TABLE III - NONPERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield. Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. Certain nonperforming loans that are current as to principal and interest payments are classified as nonperforming because there is a question concerning full collectibility of both principal and interest.


                                                                      March 31, 1998     March 31, 1997
     Non-Performing Loans:                                            --------------     --------------
                    Loans on Non-Accrual                              $          265     $          443
                    Restructured loans which are not
                      on nonaccrual                                               13                 26
                                                                      --------------     --------------
                          Total nonperforming loans                              278                469

                    Other Real Estate and repossessed assets
                       received in complete or partial
                       satisfaction of loan obligations                            0                 14
                                                                      --------------     --------------
                          TOTAL NONPERFORMING ASSETS                  $          278     $          483
                                                                      ==============     ==============
                    Loans past due 90 days or more as to
                       principal or interest, but not on
                       non-accrual                                    $            5     $            3
                                                                      ==============     ==============


Nonperforming assets totaled $278,000 at March 31, 1998, a $205,000 (42.4%) decrease.


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                           March 31, 1998     March 31, 1997
                                                                           --------------     --------------
     Beginning balance                                                     $          600     $          614

     Charge-offs:
         Commercial, financial and agricultural loans                                  --                 --
         Real estate - construction loans                                              --                 --
         Real estate - mortgage loans                                                  --                 --
         Installment loans to individuals                                               2                  8
                                                                           --------------     --------------
             Total charge-offs                                                          2                  8
                                                                           --------------     --------------
     Recoveries:
         Commercial, financial and agricultural loans                                  --                 --
         Real estate - construction loans                                              --                 --
         Real estate - mortgage loans                                                  --                 --
         Installment loans to individuals                                               7                 --
                                                                           --------------     --------------
             Total recoveries                                                           7                  0
                                                                           --------------     --------------
     Net (charge-offs) recovery                                                         5                 (8)
                                                                           --------------     --------------
     Provision charged against income                                                  --                 --
                                                                           --------------     --------------
     Balance at end of period                                              $          605     $          606
                                                                           ==============     ==============
     Ratio of net (charge-offs) recoveries during the period
         to average loans outstanding during the period                              .018%             (.032)%
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


                                                      March 31, 1998              March 31, 1997
                                                  ----------------------      ----------------------
                                                              % OF LOANS                  % OF LOANS
                                                               TO TOTAL                    TO TOTAL
                                                  AMOUNT        LOANS         AMOUNT        LOANS
                                                  ------      ----------      ------      ----------
     Commercial, financial and
       agricultural loans                         $  145              24%     $  109              18%
     Real estate - construction loans                 12               2%          5               1%
     Real estate - mortgage loans                    339              56%        260              43%
     Installment loans                               103              17%        224              37%
     Industrial revenue  bonds                         6               1%          8               1%
                                                  ------                      ------
                                                  $  605             100%     $  606             100%
                                                  ======                      ======


     DEPOSITS. As of March 31, 1998 total deposits have increased by $2,406,000 or 4.3% from March 31, 1997. Noninterest bearing deposits increased by $1,916,000 or 11.5% from March 31, 1997 to March 31, 1998. Interest bearing deposits increased by $490,000 or 1.2% from March 31, 1997 to March
31, 1998.


     CAPITAL. Shareholders' equity totaled $8,740,000 at March 31, 1998, compared to $7,848,000 at March 31, 1997. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS


                                                                March 31,
                                                         ----------------------
     AMERICAN BANK & TRUST COMPANY                         1998          1997
                                                         --------      --------
     Risk-based capital:
         Tier 1 risk-based capital ratio                   26.16%        25.01%
         Total risk-based capital ratio                    27.41%        26.26%
     Leverage ratio                                        12.71%        12.21%


     INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $1,754,000 at March 31, 1998.


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


                                       AMERICAN BANCORP, INC.
                                       ----------------------
                                       (Registrant)



  4/30/1998                            /s/ Salvador L. Diesi
---------------                        -----------------------------------------
    DATE                               Salvador L. Diesi
                                       Chairman of the Board / President



  4/30/1998                            /s/ Ronald J. Lashute
---------------                        -----------------------------------------
    DATE                               Ronald J. Lashute
                                       Secretary/Treasurer
                                       of the Board

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------
       27           Financial Data Schedule