Form 10-Q
period 1998-06-30
AMERICAN BANCORP INC/LA
filed 1998-08-10
CIK 721238

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1998

                        Commission File Number 0-11928


                            AMERICAN BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           LOUISIANA                                   72-0951347
-------------------------------              -----------------------------
(State or other jurisdiction of              (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                 70571-1579
---------------------------------------                ----------
(Address of principal executive office)                (Zip Code)


                                 (318) 948-3056
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common stock, $5 Par Value-------118,507 shares as of July 27, 1998

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                             June 30, 1998 and 1997
                                 (In Thousands)

ASSETS                                                                     1998       1997
------                                                                   -------     ------
    Cash on deposit with subsidiary                                           39          4
    Investment in Subsidiary                                               8,921      8,138
    Dividend Receivable                                                        0          0
    Due From Subsidiary                                                       55         32
                                                                         -------     ------
                               TOTAL ASSETS                              $ 9,015     $8,174
                                                                         =======     ======

LIABILITIES

    Federal Income Taxes Payable                                              49         26
    Other Liabilities                                                          0          0
                                                                         -------     ------
                            TOTAL LIABILITIES                            $    49     $   26
                                                                         -------     ------

SHAREHOLDERS' EQUITY

Net Unrealized Gain (Loss) on Securities
  Available for Sale , net of tax                                            107         65
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;                                  600        600
  118,807 and 120,000 shares outstanding,
  respectively
Surplus                                                                    2,150      2,150
Retained Earnings                                                          6,173      5,333
Treasury stock, 1,193 shares at cost                                         (64)         0
                                                                         -------     ------
                            TOTAL SHAREHOLDERS' EQUITY                     8,966      8,148
                                                                         -------     ------
                            TOTAL LIABILITIES &  SHAREHOLDERS' EQUITY    $ 9,015     $8,174
                                                                         =======     ======

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                                 (In Thousands)

                                                    1998         1997
     ASSETS                                       --------      -------
Cash and Due From Banks                              4,401        4,656
Interest Bearing Deposits                            1,190          694
Securities Held to Maturity                          8,502       15,713
Securities Available for Sale                       21,087       11,639
Federal Funds Sold                                     975        2,600
Loans - Net of allowance for loan losses            28,771       26,565
Bank Premises and Equipment                          1,167        1,265
Other Real Estate                                        0           14
Accrued Interest Receivable                            623          567
Deferred Tax Asset                                       0            0
Other Assets                                           458          449
                                                  --------      -------
     TOTAL ASSETS                                 $ 67,174      $64,162
                                                  ========      =======


     LIABILITIES

Deposits:
 Non-Interest Bearing                               18,126       16,975
 Interest Bearing                                   39,753       38,783
                                                  --------      -------
     Total Deposits                                 57,879       55,758
Accrued Interest Payable                               130          121
Deferred Income Tax Liability                           23           12
Other Liabilities                                      176          123
                                                  --------      -------
     TOTAL LIABILITIES                            $ 58,208      $56,014
                                                  --------      -------

     SHAREHOLDERS' EQUITY

Net Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                       107           65
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;            600          600
  118,807 and 120,000 shares outstanding,
  respectively
Surplus                                              2,150        2,150
Retained Earnings                                    6,173        5,333
Treasury stock, 1,193 shares at cost                   (64)           0
                                                  --------      -------
     TOTAL SHAREHOLDERS' EQUITY                   $  8,966      $ 8,148
                                                  --------      -------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 67,174      $64,162
                                                  ========      =======

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
             For the Six Month Periods Ended June 30, 1998 and 1997
                                 (In Thousands)

                                                               1998        1997
                                                               ----       -----
INCOME FROM SUBSIDIARY

    Dividends                                                  $ 50       $   0

OPERATING EXPENSES

    Other Expenses                                                3           1
    Interest Expense                                              0           0
                                                               ----       -----
                          TOTAL EXPENSES                       $  3       $   1
                                                               ----       -----
Earnings (loss) before income taxes
and equity in undistributed earnings of
subsidiary                                                     $ 47       ($  1)

Income tax (benefit)                                              0           0
                                                               ----       -----
Earnings (loss) before equity in undistributed
earnings of subsidiary                                         $ 47       ($  1)

Equity in undistributed earnings of
subsidiary                                                      461         485
                                                               ----       -----

    Net Income                                                 $508       $ 484
                                                               ====       =====

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Six Month Periods Ended June 30, 1998 and 1997
                                 (In Thousands)

                                                                         INCREASE
                                                    1998       1997     (DECREASE)
INTEREST INCOME:                                   ------     -------   ----------
    Interest and fees on loans                     $1,310     $ 1,273        37
    Interest on investment securities:
       Taxable                                        750         732        18
       Tax-Exempt                                      89          67        22
    Other Interest                                    174         140        34
                                                   ------     -------     -----
       TOTAL INTEREST INCOME                       $2,323     $ 2,212       111
                                                   ------     -------     -----
INTEREST EXPENSE:
    Interest on deposits                           $  711     $   698        13
    Interest on short-term borrowings                   2           0         2
                                                   ------     -------     -----
       TOTAL INTEREST EXPENSE                      $  713     $   698        15
                                                   ------     -------     -----
NET INTEREST INCOME                                $1,610     $ 1,514        96

Provision for possible loan losses                      0           0         0
                                                   ------     -------     -----
Net Interest Income after provision for
    possible loan losses                           $1,610     $ 1,514        96
                                                   ------     -------     -----
NON-INTEREST INCOME:
    Service charges on deposit accounts            $  240     $   244        (4)
    Investment securities gains (losses)                0           0         0
    Other                                              46          45         1
                                                   ------     -------     -----
       TOTAL NON-INTEREST INCOME                   $  286     $   289        (3)
                                                   ------     -------     -----
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                 $  567     $   547        20
    Net Occupancy Expense                             276         279        (3)
    Net cost of operation of O.R.E.O                    3          (5)        8
    Other                                             326         291        35
                                                   ------     -------     -----
       TOTAL NON-INTEREST EXPENSE                  $1,172     $ 1,112        60
                                                   ------     -------     -----
INCOME BEFORE INCOME TAXES                         $  724     $   691        33

Provision for income taxes                            216         207         9
                                                   ------     -------     -----
   NET INCOME                                      $  508     $   484        24
                                                   ======     =======     =====
Net income per share of common stock               $ 4.27     $  4.03     $0.24
                                                   ======     =======     =====


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 1998 & 1997
                                 (In Thousands)

                                         NET
                                      UNREALIZED
                                      GAINS(LOSS)    COMMON                   RETAINED    TREASURY
                                      SECURITIES     STOCK       SURPLUS      EARNINGS      STOCK       TOTAL
                                      ----------    -------      -------      --------    --------     -------
Balance 12/31/96                       $    57      $   600      $ 2,150      $ 4,849      $     0     $ 7,656
Net Income (Loss)                                                                 484                      484
Cash Dividends                                                                      0                        0
Change in Unrealized
      Gains/Losses on Securities             8                                                               8
                                       -------      -------      -------      -------      -------     -------
Balance 6/30/97                        $    65      $   600      $ 2,150      $ 5,333      $     0     $ 8,148
                                       =======      =======      =======      =======      =======     =======

Balance 12/31/97                       $   100      $   600      $ 2,150      $ 5,665      ($    2)    $ 8,513
Net Income (Loss)                                                                 508                      508
Cash Dividends                                                                      0                        0
Change in Unrealized
      Gains/Losses on Securities             7                                                               7
Purchase of treasury stock                                                                     (62)        (62)
                                       -------      -------      -------      -------      -------     -------
 Balance 6/30/98                       $   107      $   600      $ 2,150      $ 6,173      ($   64)    $ 8,966
                                       =======      =======      =======      =======      =======     =======

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Month Periods Ended June 30, 1998 and 1997

                                                                            1998            1997
                                                                          --------        --------
OPERATING ACTIVITIES
  Net income                                                              $    508        $    484
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization,net of accretion on
       investment securities                                                     6               7
     Depreciation                                                               88              99
     Provision for loan losses                                                   0               0
     Write down of other real estate                                             7               0
     Gain on sale of other real estate                                           0               0
     (Gain) loss on sale of assets                                               0               3
     Decrease (increase) in accrued interest receivable                         (3)              1
     Increase (decrease) in accrued interest payable                            10               2
     Increase (decrease) in other liabilities                                   68              22
     Decrease (increase) in other asset                                         21              10
                                                                          --------        --------
        Net cash provided by operating activities                         $    705        $    628
                                                                          --------        --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities       $  1,203        $    496
  Proceeds from sales & maturities of held to maturity securities            5,700           2,800
  Purchases of available for sale securities                               (10,090)         (3,469)
  Purchases of held to maturity securities                                       0          (2,986)
  (Increase) decrease in loans                                                (936)          1,747
  Net decrease (increase) in other real estate                                   0               0
  Purchases of property & equipment                                            (28)            (30)
  Other                                                                        (16)             (9)
                                                                          --------        --------
        Net cash provided (used) by investing activities                  ($ 4,167)       ($ 1,451)
                                                                          --------        --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
    accounts and savings                                                     1,471          (3,585)
  Increase (decrease) in time deposits                                         551             (23)
  Dividends paid                                                                 0               0
  Purchase of treasury stock                                                   (62)              0
                                                                          --------        --------
        Net cash provided (used) by financing activities                  $  1,960        ($ 3,608)
                                                                          --------        --------
        Increase (decrease) in cash and cash equivalents                  ($ 1,502)       ($ 4,431)

     Cash and cash equivalents at beginning of year                          8,068          12,381
                                                                          --------        --------
     Cash and cash equivalents at end of period                           $  6,566        $  7,950
                                                                          ========        ========
     Cash payments for:
         Interest expense                                                 $    703        $    696
                                                                          ========        ========
         Income taxes                                                     $    183        $    214
                                                                          ========        ========

   See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


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


OVERVIEW

     The Company reported net income of $ 508,000 for the first six months of 1998 compared to $ 484,000 for the same period of 1997. On a per share basis, the income was $ 4.27 for the first half of 1998 compared to $ 4.03 for the same period of 1997. The Company recorded a provision for possible loan losses of $ 0 for the six months ended June 30, 1998 and 1997, respectively. Net interest income increased 6.3 % to $ 1,610,000 for the first half of 1998 compared to $ 1,514,000 for the same period of 1997.

     Total assets were $ 67,174,000 at June 30, 1998, an increase of $ 3,012,000 or 4.7 % from June 30, 1997. Loans increased by $ 2,206,000 or 8.3 % from
$ 26,565,000 at June 30, 1997 to $ 28,771,000 at June 30, 1998. Deposits also increased $ 2,121,000 or 3.8 % to $ 57,879,000 at June 30, 1998.



RESULTS OF OPERATIONS


     NET INTEREST INCOME. Net interest income for the six months ended June 30, 1998 totaled $ 1,610,000, a $ 96,000 increase from the same period in 1997. Factors contributing to this increase include an increase in the average balance of securities and loans as well as an increase in the average rate earned on both of these assets. This positive effect was partially negated by an increase in the average balance of savings deposits. The overall effect of volume and rate changes on net interest income during the first half of 1998 was favorable.


     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first half of 1998 and 1997. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.06% and 2.22% at June 30, 1998 and 1997, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


     NONINTEREST INCOME. There has been immaterial variances in noninterest income for the six month periods ended June 30, 1998 and 1997.

There were no securities gains in the first six months of 1998 or of 1997.


     NONINTEREST EXPENSE. For the first six months of 1998 noninterest expense increased $ 60,000 or 5.4 % compared to the same period in 1997.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 20,000 or 3.7 % for the first six months of 1998 as compared to the same period in 1997. Other non-interest expense increased by $ 35,000 or
12.0 % for the first half of 1998. Included in this increase was an increase in advertising and promotion expense of $ 22,000 as compared to the first half of 1997.


     INCOME TAXES. The Company recorded provisions for income taxes of $ 216,000 in the first half of 1998 as compared to $ 207,000 in the first half of 1997. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.

FINANCIAL CONDITION

     LOANS. Loans were $ 28,771,000 at June 30, 1998; up by $ 2,206,000 or 8.3 %
from June 30, 1997.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                      June 30, 1998    June 30, 1997
                                                      -------------    -------------
Commercial, Financial and Agricultural Loans              $ 7,694        $ 6,599
Real Estate Construction Loans                              1,110            171
Real Estate Mortgage Loans                                 15,222         15,347
 Consumer Loans                                             5,122          4,623
Industrial Revenue Bonds                                      227            428
                                                          -------        -------
    TOTAL LOANS                                           $29,375        $27,168

Allowance for possible loan losses                            604            603
Unearned income                                                 0              0
                                                          -------        -------
                                                          $28,771        $26,565
                                                          =======        =======



     SECURITIES HELD TO MATURITY. Securities held to maturity were $ 8,502,000 at June 30, 1998; down by $ 7,211,000 or 45.9 % from June 30, 1997.



     SECURITIES AVAILABLE FOR SALE. Securities available for sale were
$ 21,087,000 at June 30, 1998; up by $ 9,448,000 or 81.2 % from June 30, 1997.



TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                             June 30, 1998
                                           ---------------------------------------------------
                                              HELD-TO-MATURITY             AVAILABLE-FOR-SALE

                                            AMORT          MARKET         AMORT         MARKET
                                             COST          VALUE          COST          VALUE
U.S. Treasury                              $  2,994      $  3,012      $  3,004       $  3,018
U.S. Government Agencies                      5,508         5,539         9,937          9,963
Mortgaged-backed securities                       0             0         2,489          2,538
State & Political Subdivisions                    0             0         5,494          5,568
                                           --------      --------      --------       --------
                              TOTAL        $  8,502      $  8,551      $ 20,924       $ 21,087
                                           ========      ========      ========       ========

                                                             June 30, 1997
                                           -----------------------------------------------------
                                               HELD-TO-MATURITY           AVAILABLE-FOR-SALE

                                             AMORT          MARKET          AMORT        MARKET
                                             COST           VALUE           COST         VALUE
U.S. Treasury                              $  3,690       $  3,701       $  1,992       $  2,001
U.S. Government Agencies                     12,023         12,044          4,999          5,016
Mortgaged-backed securities                       0              0          1,360          1,419
State & Political Subdivisions                    0              0          3,190          3,203
                                           --------       --------       --------       --------
                              TOTAL        $ 15,713       $ 15,745       $ 11,541       $ 11,639
                                           ========       ========       ========       ========

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

                                                                     June 30, 1998            June 30, 1997
                                                                     -------------            -------------
Non-Performing Loans:
               Loans on Non-Accrual                                   $      238               $      403
               Restructured loans which are not
                on non-accrual                                                11                       14
                                                                      ----------               ----------
               Total nonperforming loans                                     249                      417

               Other Real Estate and repossessed assets
               received in complete or partial
               satisfaction of loan obligation                                 0                       14
                                                                      ----------               ----------
               TOTAL NONPERFORMING ASSETS                             $      249               $      431
                                                                      ==========               ==========
               Loans past due 90 days or more as to
               principal or interest, but not on
                   non-accrual                                        $        2               $        4
                                                                      ==========               ==========

Nonperforming assets totaled $ 249,000 at June 30, 1998, a $ 182,000 (42.2 %) decrease.


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                       June 30, 1998       June 30, 1997
                                                                       -------------       -------------
Beginning balance                                                        $    600            $    614

   Charge-offs:
Commercial, financial and agricultural loans                                   --                  --
Real estate - construction loans                                               --                  --
Real estate - mortgage loans                                                   --                  --
Installment loans to individuals                                                3                  11
                                                                         --------            --------
        Total charge-offs                                                       3                  11
                                                                         --------            --------
    Recoveries:
Commercial, financial and agricultural loans                                   --                  --
Real estate - construction loans                                               --                  --
Real estate - mortgage loans                                                   --                  --
Installment loans to individuals                                                7                  --
                                                                         --------            --------
        Total recoveries                                                        7                   0
                                                                         --------            --------
Net (charge-offs) recovery                                                      4                 (11)
                                                                         --------            --------
Provision charged against income                                               --                  --
                                                                         --------            --------
Balance at end of period                                                 $    604            $    603
                                                                         ========            ========
Ratio of net (charge-offs) recoveries during the period to
average loans outstanding during the period                                  0.01%             -0.04%
                                                                         ========            ========

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

                                                      June 30, 1998                             June 30, 1997
                                               ------------------------------          -------------------------------
                                                                   % OF LOANS                               % OF LOANS
                                                                    TO TOTAL                                 TO TOTAL
                                                AMOUNT               LOANS              AMOUNT                LOANS
                                               ------------------------------          -------------------------------
Commercial, financial and
    agricultural loans                         $    121                  20%           $    109                  18%
Real estate - construction loans                     12                   2%                  4                   1%
Real estate - mortgage loans                        242                  40%                254                  42%
Installment loans                                   223                  37%                227                  38%
Industrial revenue  bonds                             6                   1%                  9                   1%
                                               --------                                --------
                                               $    604                 100%           $    603                 100%
                                               ========                                ========


     DEPOSITS. As of June 30, 1998 total deposits have increased by $ 2,121,000 or 4.0 % from June 30, 1997. Noninterest bearing deposits increased by $ 1,151,000 or 6.8 % from June 30, 1997 to June 30, 1998. Interest bearing deposits increased by $ 970,000 or 2.5 % from June 30, 1997 to June 30, 1998.


     CAPITAL. Shareholders' equity totaled $ 8,966,000 at June 30, 1998, compared to $ 8,148,000 at June 30, 1997. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                       June 30,
                                                  -----------------
AMERICAN BANK & TRUST COMPANY                      1998       1997
                (Bank subsidiary)                 ------     ------
Risk-based capital:
         Tier 1 risk-based capital ratio          26.65%     26.32%
         Total risk-based capital ratio           27.90%     27.57%
Leverage ratio                                    13.00%     12.60%



     INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,711,000 at June 30, 1998.


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


                                                 AMERICAN BANCORP, INC.
                                                 ----------------------
                                                 (Registrant)



 August 10, 1998                                 /s/ SALVADOR L. DIESI
------------------------                         -------------------------------
 DATE                                            Salvador L. Diesi
                                                 Chairman of the Board/President



 August 10, 1998                                 /s/ RONALD J. LASHUTE
------------------------                         -------------------------------
 DATE                                            Ronald J. Lashute
                                                 Secretary/Treasurer
                                                 of the Board

                                INDEX TO EXHIBITS

                  EXHIBIT
                  NUMBER                DESCRIPTION
                  -------               ------------
                    27                  Financial Data Schedule