Form 10-Q
period 1998-09-30
AMERICAN BANCORP INC/LA
filed 1998-11-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

Common stock, $5 Par Value----118,507 shares as of October 30, 1998

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                           September 30, 1998 and 1997
                                 (In Thousands)


ASSETS                                                                       1998         1997
-------                                                                   -------      -------

Cash on deposit with subsidiary                                                24            4
Investment in subsidiary                                                    9,380        8,422
Dividend receivable                                                             0            0
Due from subsidiary                                                            44           47
                                                                          -------      -------
                       TOTAL ASSETS                                       $ 9,448      $ 8,473
                                                                          =======      =======

LIABILITIES
-------------
Federal income taxes payable                                                   38           41
Other liabilities                                                               0            0
                                                                          -------      -------
                       TOTAL LIABILITIES                                  $    38      $    41
                                                                          -------      -------

SHAREHOLDERS' EQUITY
----------------------
Net unrealized gain (loss) on securities
  available for sale, net of tax                                              303           90
Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  118,507 and 120,000 shares outstanding,
  respectively                                                                600          600
Surplus                                                                     2,150        2,150
Retained earnings                                                           6,438        5,592
Treasury stock,  1,493 shares at cost                                         (81)           0
                                                                          -------      -------
                       TOTAL  SHAREHOLDERS'  EQUITY                       $ 9,410      $ 8,432
                                                                          -------      -------
                       TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY         $ 9,448      $ 8,473
                                                                          =======      =======


                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                                 (In Thousands)


                                                                   1998              1997
     ASSETS                                                     ---------         ---------

Cash and Due From Banks                                           4,173             4,065
Interest Bearing Deposits                                           892               694
Securities Held to Maturity                                       7,502            15,204
Securities Available for Sale                                    22,453            11,771
Federal Funds Sold                                                2,375             2,450
Loans - Net of allowance for loan losses                         28,283            27,462
Bank Premises and Equipment                                       1,129             1,246
Other Real Estate                                                     0                14
Accrued Interest Receivable                                         687               653
Deferred Tax Asset                                                    0                 0
Other Assets                                                        466               476
                                                              ---------         ---------
     TOTAL ASSETS                                               $67,960           $64,035
                                                              =========         =========

     LIABILITIES

Deposits:
 Non-Interest Bearing                                            19,214            17,292
 Interest Bearing                                                38,876            37,997
                                                              ---------         ---------
     Total Deposits                                              58,090            55,289
Accrued Interest Payable                                            128               115
Deferred Income Tax Liability                                       121                24
Other Liabilities                                                   211               175
                                                              ---------         ---------
     TOTAL LIABILITIES                                          $58,550           $55,603
                                                              ---------         ---------

     SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                    303                90
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  118,507 and 120,000 shares outstanding,
  respectively                                                      600               600
Surplus                                                           2,150             2,150
Retained Earnings                                                 6,438             5,592
Treasury stock, 1,493 shares at cost                                (81)                0
                                                              ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY                                  $9,410            $8,432
                                                              ---------         ---------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY                  $67,960           $64,035
                                                              =========         =========


See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)


                                                        1998      1997
                                                       -----     -----
INCOME FROM SUBSIDIARY

       Dividends                                       $  55     $   0

OPERATING EXPENSES

       Other Expenses                                      7         1
       Interest Expense                                    0         0
                                                       -----     -----
                       TOTAL EXPENSES                  $   7     $   1
                                                       -----     -----
Earnings (loss) before income tax benefit
and equity in undistributed earnings of
subsidiary                                             $  48     ($  1)
Income tax (benefit)                                       0         0
                                                       -----     -----

Earnings (loss) before equity in undistributed
earnings of subsidiary                                 $  48     ($  1)
Equity in undistributed earnings of
subsidiary                                               725       744
                                                       -----     -----

       Net Income                                      $ 773     $ 743
                                                       =====     =====


                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the Nine Month Periods Ended September 30, 1998 and 1997
                                 (In Thousands)


                                                                               INCREASE
                                                         1998        1997     (DECREASE)
INTEREST INCOME:                                       -------     -------      -------

    Interest and fees on loans                         $ 1,993     $ 1,930           63
    Interest on investment securities:
       Taxable                                           1,125       1,125            0
       Tax-Exempt                                          155         107           48
    Other Interest                                         216         191           25
                                                       -------     -------      -------
       TOTAL INTEREST INCOME                           $ 3,489     $ 3,353          136
                                                       -------     -------      -------
INTEREST EXPENSE:
    Interest on deposits                                 1,073       1,046           27
    Interest on short-term borrowings                        2           0            2
                                                       -------     -------      -------
       TOTAL INTEREST EXPENSE                          $ 1,075     $ 1,046           29
                                                       -------     -------      -------
NET INTEREST INCOME                                    $ 2,414     $ 2,307          107
Provision for possible loan losses                           0           0            0
                                                       -------     -------      -------
Net Interest Income after provision for
    possible loan losses                               $ 2,414     $ 2,307          107
                                                       -------     -------      -------
NON-INTEREST INCOME:
    Service charges on deposit accounts                    363         367           (4)
    Investment securities gains (losses)                     0           0            0
    Other                                                   63          62            1
                                                       -------     -------      -------
       TOTAL NON-INTEREST INCOME                       $   426     $   429           (3)
                                                       -------     -------      -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                     $   860     $   816           44
    Net Occupancy Expense                                  410         423          (13)
    Net cost of operation of O.R.E.O.                        3          (6)           9
    Other                                                  472         439           33
                                                       -------     -------      -------
       TOTAL NON-INTEREST EXPENSE                      $ 1,745     $ 1,672           73
                                                       -------     -------      -------
INCOME BEFORE INCOME TAXES                             $ 1,095     $ 1,064           31

Provision for income taxes                                 322         321            1
                                                       -------     -------      -------
   NET INCOME                                          $   773     $   743           30
                                                       =======     =======      =======
Net income per share of common stock                   $  6.49     $  6.19      $  0.30
                                                       =======     =======      =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the
               Nine Month Periods Ended September 30, 1998 & 1997
                                 (In Thousands)


                                      NET
                                  UNREALIZED
                                  GAINS(LOSS)    COMMON                RETAINED   TREASURY
                                  SECURITIES     STOCK       SURPLUS   EARNINGS    STOCK      TOTAL
                                  ----------    -------      -------   --------   --------    -----

Balance 12/31/96                     $   57      $  600      $2,150     $4,849     $    0      $7,656
Net Income (Loss)                                                          743                    743
Cash Dividends                                                               0                      0
Change in Unrealized
  Gains/Losses on Securities             33                                                        33
                                     ------      ------      ------     ------     ------      ------
Balance 9/30/97                      $   90      $  600      $2,150     $5,592     $    0      $8,432
                                     ======      ======      ======     ======     ======      ======

Balance 12/31/97                     $  100      $  600      $2,150     $5,665     ($   2)     $8,513
Net Income (Loss)                                                          773                    773
Cash Dividends                                                               0                      0
Change in Unrealized
  Gains/Losses on Securities            203                                                       203
Purchase of treasury stock                                                            (79)        (79)
                                     ------      ------      ------     ------     ------      ------
Balance 9/30/98                      $  303      $  600      $2,150     $6,438     ($  81)     $9,410
                                     ======      ======      ======     ======     ======      ======


                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 1998 and 1997


                                                                              1998          1997
                                                                            --------      --------

OPERATING ACTIVITIES
  Net income                                                                $    773      $    743
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                       5             7

     Depreciation                                                                128           148
     Provision for loan losses                                                     0             0
     Gain on sale of other real estate                                             0             0
     Write down of other real estate                                               7             0
     (Gain) loss on sale of assets                                                 0             3
     Decrease (increase) in accrued interest receivable                          (67)          (85)
     Increase (decrease) in accrued interest payable                               8            (4)
     Increase (decrease) in other liabilities                                    201            87
     Decrease (increase) in other asset                                            8           (14)
                                                                            --------      --------
        Net cash provided by operating activities                           $  1,063      $    885
                                                                            --------      --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities         $  1,997      $  1,119
  Proceeds from sales & maturities of held to maturity securities              6,700         3,300
  Purchases of available for sale securities                                 (11,953)       (4,178)
  Purchases of held to maturity securities                                         0        (2,986)
  (Increase) decrease in loans                                                  (448)          849
  Net decrease (increase) in other real estate                                     0             0
  Purchases of property & equipment                                              (30)          (60)
  Other                                                                         (110)          (24)
                                                                            --------      --------
        Net cash provided (used) by investing activities                    $ (3,844)     $ (1,980)
                                                                            --------      --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                      1,205        (4,186)
  Increase (decrease) in time deposits                                         1,027           109
  Dividends paid                                                                   0             0
  Purchase of treasury stock                                                     (79)            0
                                                                            --------      --------
        Net cash provided (used) by financing activities                    $  2,153      $ (4,077)
                                                                            --------      --------
        Increase (decrease) in cash and cash equivalents                    $   (628)     $ (5,172)

     Cash and cash equivalents at beginning of year                            8,068        12,381
                                                                            --------      --------
     Cash and cash equivalents at end of period                             $  7,440      $  7,209
                                                                            ========      ========
     Cash payments for:
        Interest expense                                                    $  1,067      $  1,050
                                                                            ========      ========
        Income taxes                                                        $    302      $    313
                                                                            ========      ========
   See Notes to Consolidated Financial Statements


                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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


OVERVIEW

      The Company reported net income of $773,000 for the first nine months of 1998 compared to $743,000 for the same period of 1997. On a per share basis, the net income was $6.49 for the first nine months of 1998 compared to $6.19 for the same period of 1997. The Company recorded a provision for possible loan losses of $0 for the nine months ended September 30, 1998 and 1997, respectively. Net interest income increased 4.6% to $2,414,000 for the first nine months of 1998 compared to $2,307,000 for the same period of 1997.

      Total assets were $67,960,000 at September 30, 1998, an increase of $3,925,000 from September 30, 1997. Loans increased by $821,000 or 3% from $27,462,000 at September 30, 1997 to $28,283,000 at September 30, 1998. Deposits
increased by $2,801,000 or 5.1% from $55,289,000 at September 30, 1997 to
$58,090,000 at September 30, 1998.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1998 totaled $2,414,000, a $107,000 increase from the same period in 1997. Factors contributing to this increase include an increase in the average balance of loans and of investment securities. This positive effect was partially negated by an increase in the average balance of time deposits and savings deposits. The overall effect of volume and rate changes on net interest income during the nine month period ended September 30, 1998 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first nine months of 1998 and 1997. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.09% and 2.13% at September 30, 1998 and 1997, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. There has been immaterial variances in noninterest income for the nine month periods ended September 30, 1998 and 1997.

There were no securities gains in the nine month periods ended September 30, 1998 and 1997.


      NONINTEREST EXPENSE. For the first nine months of 1998 noninterest expense increased $73,000 or 4.4% compared to the same period in 1997.

Salaries and employee benefits, the largest component of noninterest expense, increased by $44,000 or 5.4% for the first nine months of 1998 as compared to the same period in 1997.

Other non-interest expense increased by $33,000 or 7.5% for the first nine months of 1998 as compared to the same period of 1997. Included in this increase was an increase in advertising and promotion expense of $32,000 (68%) as compared to the same period of 1997. Also, included in this increase was a data processing expense increase of $7,000 (15%) for the first nine months of 1998 compared to the same period of 1997. This increase was primarily due to expenses related to continued improvements in technology and Year 2000 compliance.

The Company expects to continue incurring charges related to Year 2000 compliance; however, these costs have not been material to date and are not expected to have a material impact on the Company's earnings in the future.

The Company has adopted a Year 2000 plan in early 1997 which is managed by senior management of the Company. The Company will ascertain that all of the software, whether purchased from vendors or developed in house, will comply with the effect of the Year 2000 on computer systems. It is the intention of the Company to have all of the computer systems certified for Year 2000 compliancy by December 31, 1998.

      INCOME TAXES. The Company recorded provisions for income taxes of $322,000 for the nine month period ended September 30, 1998 as compared to $321,000 for the same period of 1997. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.


FINANCIAL CONDITION

      LOANS. Loans were $28,283,000 at September 30, 1998; up by $821,000 or 3% from September 30, 1997.



TABLE I - COMPOSITION OF LOAN PORTFOLIO


                                                                    Sept. 30, 1998  Sept. 30, 1997
                                                                    --------------  --------------

Commercial, Financial and Agricultural Loans                            $ 7,465       $ 7,251
Real Estate Construction Loans                                               77           342
Real Estate Mortgage Loans                                               15,944        15,302
Consumer Loans                                                            5,207         4,778
Industrial Revenue Bonds                                                    194           388
                                                                        -------       -------
      TOTAL LOANS                                                       $28,887       $28,061

Allowance for possible loan losses                                          604           599
Unearned income                                                               0             0
                                                                        -------       -------
                                                                        $28,283       $27,462
                                                                        =======       =======



      SECURITIES HELD TO MATURITY. Securities held to maturity were $7,502,000 at September 30, 1998; down by $7,702,000 or 50.7% from September 30, 1997.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $22,453,000 at September 30, 1998; up by $10,682,000 or 90.7% from September 30,
1997.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:


                                                                        September 30, 1998
                                                         -------------------------------------------------
                                                         HELD-TO-MATURITY              AVAILABLE-FOR-SALE

                                                           AMORT       MARKET          AMORT        MARKET
                                                           COST        VALUE           COST         VALUE

U.S. Treasury                                            $ 2,495       $ 2,526       $ 3,510       $ 3,569
U.S. Government Agencies                                   5,007         5,049         9,435         9,533
Mortgaged-backed securities                                    0             0         2,700         2,753
State & Political Subdivisions                                 0             0         6,252         6,501
Equity Securities                                              0             0            97            97
                                                         -------       -------       -------       -------
                     TOTAL                               $ 7,502       $ 7,575       $21,994       $22,453
                                                         =======       =======       =======       =======

                                                                        September 30, 1997
                                                         -----------------------------------------------
                                                         HELD-TO-MATURITY             AVAILABLE-FOR-SALE

                                                          AMORT        MARKET         AMORT        MARKET
                                                          COST         VALUE          COST         VALUE

U.S. Treasury                                            $ 3,691       $ 3,707       $ 1,993       $ 2,007
U.S. Government Agencies                                  11,513        11,562         4,999         5,029
Mortgaged-backed securities                                    0             0         1,245         1,306
State & Political Subdivisions                                 0             0         3,397         3,429
                                                         -------       -------       -------       -------
                     TOTAL                               $15,204       $15,269       $11,634       $11,771
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



             Non-Performing Loans:                                              Sept. 30, 1998     Sept. 30, 1998
                                                                                --------------     ---------------

Loans on Non-Accrual                                                                     $188         $351
Restructured loans which are not
    on non-accrual                                                                         10           14
                                                                                         ----         ----
      Total nonperforming loans                                                           198          365

Other Real Estate and repossessed assets
    received in complete or partial
    satisfaction of loan obligation                                                         0           14
                                                                                         ----         ----
      TOTAL NONPERFORMING ASSETS                                                         $198         $379
                                                                                         ====         ====
Loans past due 90 days or more as to
    principal or interest, but not on                                                    $ 24         $  4
    non-accrual                                                                          ====         ====


Nonperforming assets totaled $198,000 at September 30, 1998, a $181,000 (47.8%) decrease.

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                               Sept. 30, 1998    Sept. 30, 1997
                                                                               --------------    --------------

Beginning balance                                                                    $ 600          $ 614

Charge-offs:
    Commercial, financial and agricultural loans                                      --             --
    Real estate - construction loans                                                  --             --
    Real estate - mortgage loans                                                      --             --
    Installment loans to individuals                                                     5             16
                                                                                     -----          -----
        Total charge-offs                                                                5             16
                                                                                     -----          -----
Recoveries:
    Commercial, financial and agricultural loans                                      --             --
    Real estate - construction loans                                                  --             --
    Real estate - mortgage loans                                                      --             --
    Installment loans to individuals                                                     9              1
                                                                                     -----          -----
        Total recoveries                                                                 9              1
                                                                                     -----          -----
Net (charge-offs) recovery                                                               4            (15)
                                                                                     -----          -----
Provision charged against income                                                      --             --
                                                                                     -----          -----
Balance at end of period                                                             $ 604          $ 599
                                                                                     =====          =====
Ratio of net (charge-offs) recoveries during the period to average loans
    outstanding during the period                                                     0.01%         -0.05%
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


                                                        September 30, 1998                     September 30, 1997
                                                        ---------------------------------------------------------
                                                                      % OF LOANS                   % OF LOANS
                                                                        TO TOTAL                     TO TOTAL
                                                           AMOUNT        LOANS         AMOUNT         LOANS
                                                        ----------    ----------    ----------     ----------
Commercial, financial and
  agricultural  loans                                      $117            25%         $117            19%
Real estate - construction loans                              1             1%            4             1%
Real estate - mortgage loans                                250            55%          247            41%
Consumer loans                                              233            18%          227            38%
Industrial revenue  bonds                                     3             1%            4             1%
                                                           ----          ----          ----          ----
                                                           $604           100%         $599           100%
                                                           ====          ====          ====          ====


      DEPOSITS. As of September 30, 1998 total deposits have increased by $2,801,000 or 5.1% from September 30, 1997. Noninterest bearing deposits increased by $1,922,000 or 11.1% from September 30, 1997 to September 30, 1998. Interest bearing deposits increased by $879,000 or 2.3% from September 30, 1997 to September 30, 1998.


      CAPITAL. Shareholders' equity totaled $9,410,000 at September 30, 1998, compared to $8,432,000 at September 30, 1997. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS
----------------



                                                                                           September 30,
                                                                                      -----------------------
                       AMERICAN BANK & TRUST COMPANY                                   1998             1997
                                     (Bank subsidiary)                                -----------------------

                       Risk-based capital:
                          Tier 1 risk-based capital ratio                            27.66%            26.13%
                           Total risk-based capital ratio                             28.91%            27.39%
                       Leverage ratio                                                 13.40%            12.97%




      INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $1,282,000 at September 30, 1998.


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



                                         AMERICAN BANCORP, INC.
                                         ----------------------
                                            (Registrant)


 November  5, 1998
--------------------------------         /s/ Salvador L. Diesi
         DATE                            -------------------------------------
                                             Salvador L. Diesi
                                             Chairman of the Board/President


 November  3, 1998
--------------------------------         /s/ Ronald J. Lashute
         DATE                            -------------------------------------
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