Form 10-K
period 1998-12-31
AMERICAN BANCORP INC/LA
filed 1999-03-16
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998      Commission File Number 0-11928

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $3,979,560.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998: Common Stock, $5.00 Par Value, 118,449 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 14, 1999 are incorporated by reference into Part III.

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

        The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 1998, the State of Louisiana did not have any funds on deposit with the Bank.

        The Bank's general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

        The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with three banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 1998.

                                                (In thousands of dollars)
                                              Assets              Deposits
                                            ---------            ---------

American Bank and Trust Company             $  73,666            $  63,819
St. Landry Bank and Trust Company           $ 220,090            $ 187,346
St. Landry Homestead                        $ 132,653            $ 109,725
Washington State Bank                       $  81,329            $  63,716
First Federal Savings & Loan                $  65,823            $  48,474

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

Employees

        During 1998, the average number of full-time equivalent employees at the Bank was 44. This includes the officers of the Company that are listed under
Item 1 below.

        There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

        The executive officers of the Company are as follows:

                          Years of
   Officer Name            Service        Age            Position Currently Held
----------------------    --------        ---       --------------------------------

Salvador L. Diesi, Sr.       25            68       Chairman of the Board of the
                                                      Company and the Bank;
                                                      President of the Company
                                                      and the Bank

Ronald J. Lashute            26            49       Executive Vice-President and
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

Statistical Information

        The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 1998 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

        The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                            December 31,
                                             ------------------------------------------
                                               1998             1997             1996
                                             --------         --------         --------
Securities held to maturity:
   U.S. Treasury                             $  2,696         $  3,692         $  4,005
   U.S. Government Agencies                     3,005           10,512           11,513
                                             --------         --------         --------
                                             $  5,701         $ 14,204         $ 15,518
                                             ========         ========         ========

                                                        December 31,
                                         ------------------------------------------
                                           1998             1997             1996
                                         --------         --------         --------
Securities available for sale:
   Mortgage-backed securities            $  4,455         $  1,210         $  1,787
   U.S. Treasury securities                 3,553            2,009            1,002
   U.S. Government Agencies                 9,002            5,532            3,012
   State and Political subdivisions         6,907            3,442            2,870
   Equity securities                           97               -                -
                                         --------         --------         --------

                                         $ 24,014         $ 12,193         $  8,671
                                         ========         ========         ========

        The following tables set forth the maturities of investment securities at December 31, 1998, 1997, and 1996 and the weighted average yields of such securities (in thousands of dollars):

                                                                       December 31, 1998
                                  ---------------------------------------------------------------------------------------
                                                             After One               After Five
                                                             But Within              But Within               After
                                    Within One Year          Five Years              Ten Years              Ten Years
                                  ------------------     ------------------     -------------------    ------------------
                                   Amount      Yield      Amount      Yield      Amount       Yield     Amount      Yield
                                  -------      -----     -------      -----     -------       -----    -------      -----
Securities held
   to maturities:
      U.S. Treasury               $ 2,496      6.25%     $    200     4.54%     $     -         - %    $     -        - %
      U.S. Government
      Agencies                        506      6.22         1,999     6.91           500      7.03           -        -
                                  -------                --------               --------               --------

            Total held
              to
              maturity              3,002      6.24         2,199     6.69           500      7.03          -0-       -
                                  -------                --------               --------               --------

Securities
   available for
   sale:
      U.S. Treasury                    -         -          3,553     5.75            -         -            -        -
      U.S. Government
         Agencies                      -         -          7,966     6.25         1,036      6.06           -        -
      Mortgage-backed
         securities                    -         -            669     6.85         2,301      5.77        1,485     6.82
      State and
         Political
         Subdivisions                 222      7.48         3,011     7.16         3,113      7.12          561     7.11
      Equity
         securities                    97        -             -        -             -         -            -        -
                                  -------                --------               --------               --------

            Total
              available
              for sale                319      7.48        15,199     6.34         6,450      6.47        2,046     6.90
                                  -------                --------               --------               --------

            Total
              securities          $ 3,321      6.33%     $ 17,398     6.38%     $  6,950      6.51%    $  2,046     6.90%
                                  =======     =====      ========    =====      ========     =====     ========    =====

                                                                       December 31, 1997
                                  ---------------------------------------------------------------------------------------
                                                             After One               After Five
                                                             But Within              But Within               After
                                    Within One Year          Five Years              Ten Years              Ten Years
                                  ------------------     ------------------     -------------------    ------------------
                                   Amount      Yield      Amount      Yield      Amount       Yield     Amount      Yield
                                  -------      -----     -------      -----     -------       -----    -------      -----
Securities held
   to maturities:
      U.S. Treasury               $ 1,200      5.95%     $  2,492     6.25%     $     -         - %    $     -        - %
      U.S. Government
      Agencies                      2,498      5.92         7,016     6.49           998      7.16           -        -
                                  -------                --------               --------               --------

            Total held
              to
              maturity              3,698      5.93         9,508     6.43           998      7.16          -0-       -
                                  -------                --------               --------               --------

Securities
   available for
   sale:
      U.S. Treasury                 1,001      6.27         1,008     6.28            -         -            -        -
      U.S. Government
         Agencies                      -         -          5,532     6.53            -         -            -        -
      Mortgage-backed
         securities                     4      9.35           407     8.66            68      9.16          731     8.66
      State and
         Political
         Subdivisions                  10      6.43         2,006     7.29         1,221      7.01          205     8.68
                                  -------                --------               --------               --------

            Total
              available
              for sale              1,015      6.28         8,953     6.76         1,289      7.11          936     8.67
                                  -------                --------               --------               --------

            Total
              securities          $ 4,713      6.01%     $ 18,461     6.59%     $  2,287      7.13%    $    936     8.67%
                                  =======     =====      ========    =====      ========     =====     ========    =====

                                                                       December 31, 1996
                                  ---------------------------------------------------------------------------------------
                                                             After One               After Five
                                                             But Within              But Within               After
                                    Within One Year          Five Years              Ten Years              Ten Years
                                  ------------------     ------------------     -------------------    ------------------
                                   Amount      Yield      Amount      Yield      Amount       Yield     Amount      Yield
                                  -------      -----     -------      -----     -------       -----    -------      -----
Securities held
   to maturities:
      U.S. Treasury               $ 1,801      6.15%     $  2,204     5.88%     $     -         - %    $     -        - %
      U.S. Government
      Agencies                      4,496      6.64         7,017     6.56            -         -            -        -
                                  -------                --------               --------               --------

            Total held
              to
              maturity              6,297      6.50         9,221     6.40           -0-        -           -0-       -
                                  -------                --------               --------               --------

Securities
   available for
   sale:
      U.S. Treasury                    -         -          1,002     6.27            -         -            -        -
      U.S. Government
         Agencies                   1,507      7.03         1,505     6.44            -         -            -        -
      Mortgage-backed
         securities                   124      8.24           906     8.20           757      9.14           -        -
      State and
         Political
         Subdivisions                  -         -          1,481     7.81         1,389      7.04           -        -
                                  -------                --------               --------               --------

            Total
              available
              for sale              1,631      7.12         4,894     7.15         2,146      7.78          -0-       -
                                  -------                --------               --------               --------

            Total
              securities          $ 7,928      6.63%     $ 14,115     6.67%     $  2,146      7.78%    $    -0-       - %
                                  =======     =====      ========    =====      ========     =====     ========    =====


* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 1998, 1997 and 1996.

Loan Portfolio

        The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                                                              December 31,
                                                                               ------------------------------------------
                                                                                 1998             1997             1996
                                                                               --------         --------         --------

Commercial, financial and agricultural                                         $  7,666         $  7,549         $  7,437
Real Estate - Construction                                                           51              359              285
Real Estate - Mortgage                                                           15,361           15,543           16,278
Installment                                                                       4,981            4,984            4,925
                                                                               --------         --------         --------

          Total                                                                  28,059           28,435           28,925

Less:
  Allowance for possible loan losses                                               (596)            (600)            (614)
  Unearned income                                                                    -                -                -
                                                                               --------         --------         --------

                                                                               $ 27,463         $ 27,835         $ 28,311
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

                                                                                               December 31,
                                                                               ------------------------------------------
                                                                                 1998             1997             1996
                                                                               --------         --------         --------

Loans accounted for on a nonaccrual basis                                      $    145         $    308         $    496

Restructured loans which are not on
  non-accrual                                                                        61               70               94
                                                                               --------         --------         --------

                                                                                    206              378              590
Other real estate and repossessed assets
  received in complete or partial
  satisfaction of loan obligations                                                   -                 7               14
                                                                               --------         --------         --------

    Total nonperforming assets                                                 $    206         $    385         $    604
                                                                               ========         ========         ========

Loans contractually past due ninety days
  or more as to principal or interest,
  but which were not on non-accrual                                            $     15         $      9         $     27
                                                                               ========         ========         ========

        As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 1998, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $144,797, with the related allowance for loan losses of $100,000. These loans are included in nonaccrual loans.

        The effect of nonperforming loans on interest income has not been substantial in the past three years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $32,424, $53,417 and $59,177, for the years 1998, 1997, and 1996, respectively.
Interest income in the amount of $4,796, $5,621 and $6,633 on nonperforming loans during 1998, 1997 and 1996, respectively, was recorded.

        At December 31, 1998, 1997 and 1996 there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

        The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

        At December 31, 1998, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

        The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 1998, 1997, and 1996; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                             1998         1997         1996
                                           --------     --------     --------
Amount of loans outstanding
  at end of period                         $ 28,058     $ 28,435     $ 28,926
                                           ========     ========     ========

Average amount                             $ 28,548     $ 27,797     $ 27,635
                                           ========     ========     ========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                                        Year Ended December 31,
                                                             -------------------------------------------
                                                               1998              1997             1996
                                                             --------          --------         --------

Beginning balance                                            $    600          $    614         $    624
Provision charged against income                                   -                 -                -
                                                             --------          --------         --------
                                                                  600               614              624
                                                             --------          --------         --------
Charge-offs:
  Commercial, financial and
    agricultural loans                                             -                 (1)              -
  Real estate mortgage loans                                       -                 -                -
  Real estate construction loans                                   -                 -                -
  Installment loans                                               (15)              (16)             (18)
                                                             --------          --------         --------
    Total charge-offs                                             (15)              (17)             (18)
                                                             --------          --------         --------

Recoveries:
  Commercial, financial and agricultural loans                     -                 -                 5
  Real estate mortgage loans                                       -                 -                 1
  Real estate construction loans                                   -                 -                -
  Installment loans                                                11                 3                2
                                                             --------          --------         --------
                                                                   11                 3                8
                                                             --------          --------         --------

Net (charge-offs) recoveries                                       (4)              (14)             (10)
                                                             --------          --------         --------

Ending balance                                               $    596          $    600         $    614
                                                             ========          ========         ========

Ratio of net (charge-offs) recoveries
  during the period to average loans
  outstanding during the period                                 (.01)%            (.05)%           (.04)%
                                                             =======           =======          =======

        The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                                                December 31, 1998                    December 31, 1997
                                                         ----------------------------         ----------------------------
                                                                           % of Loans                          % of Loans
                                                                          Outstanding                         Outstanding
                                                                            to Total                            to Total
                                                         Allowance           Loans            Allowance          Loans
                                                         ---------        -----------         ---------       ------------
Commercial, financial and
  agricultural loans                                     $     135             27.32%         $     218            26.55%
Real estate construction                                         1               .18                  5             1.27
Real estate mortgage loans                                     272             54.75                 97            54.66
Installment loans                                              188             17.75                280            17.52
                                                         ---------           -------          ---------          -------

                                                         $     596            100.00%         $     600           100.00%
                                                         =========           =======          =========          =======

(In thousands of dollars)

                                                                                                December 31, 1996
                                                                                              ---------------------------
                                                                                                               % of Loans
                                                                                                              Outstanding
                                                                                                                to Total
                                                                                              Allowance          Loans
                                                                                              ---------       -----------
Commercial, financial and
  agricultural loans                                                                          $     201            25.71%
Real estate construction                                                                              3              .98
Real estate mortgage loans                                                                          146            56.28
Installment loans                                                                                   264            17.03
                                                                                              ---------          -------

                                                                                              $     614           100.00%
                                                                                              =========          =======

Deposits

        The average amount of deposits, using daily average balances for 1998, 1997, and 1996, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                                                         Year Ended December 31,
                                                                              -------------------------------------------
                                                                                1998              1997             1996
                                                                              --------          --------         --------

Non-interest bearing demand deposits                                          $ 19,070          $ 16,846         $ 15,530
Interest-bearing demand deposits                                                11,104            11,752           11,510
Savings deposits                                                                 9,223             8,374            8,597
Time deposits                                                                   19,747            19,003           17,659
                                                                              --------          --------         --------

                                                                              $ 59,144          $ 55,975         $ 53,296
                                                                              ========          ========         ========


Return on equity and assets

        The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                                                        Year Ended December 31,
                                                                              -------------------------------------------
                                                                                1998              1997             1996
                                                                              --------          --------         --------
Percentage of net income to:
  Average total assets                                                            1.47%             1.47%            1.70%
  Average shareholders' equity                                                   11.27%            11.70%           14.32%

Percentage of dividends declared per
  common share to net income per
  common share                                                                   14.76%            13.92%           11.56%

Percentage of average shareholders'
  equity to daily average total assets                                           13.06%            12.58%           11.88%

Short-Term Borrowing

        The Company's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):

                                                                                         Year Ended December 31,
                                                                              -------------------------------------------
                                                                                1998              1997             1996
                                                                              --------          --------         --------

    Balance at December 31                                                    $     -           $     -          $     -
    Weighted average interest rate at
      year end                                                                      - %               - %              - %
    Maximum amount outstanding at any
      month's end                                                             $     -           $     -          $    950
    Average amount outstanding during
      the year                                                                $     29          $     -          $     66
    Weighted average interest rate
      during the year                                                             6.90%               - %            4.55%


Item 2.  Properties

        The main office of the Company and the Bank are presently located at 328 East Landry Street, Opelousas, Louisiana, in the downtown business district. The Bank leases four branch sites. The building in which the main office is located is free of all mortgages.

        For information with respect to the Company obligations under its lease commitments, see Note 12 to the Consolidated Financial Statements, which are incorporated herein by reference under Item 8.


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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

                       MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                         Dividends
               Year              Quarter                     High                   Low                  Per Share
               ----              -------                    ------                ------                 ---------

               1998              First                      $   53                $   53                    $  -
                                 Second                         55                    55                       -
                                 Third                          57                    57                       -
                                 Fourth                         60                    30                     1.25

               1997              First                      $   30                $   20                    $  -
                                 Second                         30                    30                       -
                                 Third                          30                    30                       -
                                 Fourth                         53                    30                     1.10



        Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 540 shareholders of record at December 31, 1998.

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


Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 56 in the Annual Report are incorporated herein by reference:

        Consolidated Balance Sheets - December 31, 1998 and 1997
        Consolidated Statements of Income - Years Ended December 31, 1998,
            1997, and 1996
        Consolidated Statements of Shareholders' Equity - Years Ended
            December 31, 1998, 1997, and 1996
        Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
            1997, and 1996
        Notes to Consolidated Financial Statements


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)     1. Financial Statements

                      The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 56 of the Registrant's Annual Report are incorporated by reference in Item 8:

                         Consolidated Balance Sheets - December 31, 1998 and
                              1997
                         Consolidated Statements of Income - Years Ended
                              December 31, 1998, 1997 and 1996
                         Consolidated Statements of Shareholders' Equity - Years
                              Ended December 31, 1998, 1997 and 1996
                         Consolidated Statements of Cash Flows - Years Ended
                              December 31, 1998, 1997 and 1996
                         Notes to Consolidated Financial Statements


              (a)     2. Financial Statement Schedules

                      The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


              (a)     3. Exhibits

                      (13)    1998 Annual Report to Shareholders
                      (22) Proxy Statement for Annual Meeting of Shareholders to be held on April 14, 1999
                      (23)    Consent of Independent Auditors
                      (27)    Financial data schedule

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

                                         American Bancorp, Inc.
                                         (Registrant)



                                         By:  /s/ Salvador L. Diesi, Sr.
                                            -----------------------------------
                                              Salvador L. Diesi, Sr., Chairman
                                                of the Board of the Company
                                                and the Bank; President of
                                                the Company and the Bank

                                         Date: March 10, 1999
                                              ---------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Salvador L. Diesi, Sr.               /s/ Jasper J. Artall
------------------------------------     --------------------------------------
Salvador L. Diesi, Sr., Chairman of      Jasper J. Artall, Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date: March 10, 1999                     Date: March 10, 1999
      ------------------------------           --------------------------------



/s/ Ronald J. Lashute                    /s/ Walter J. Champagne, Jr.
------------------------------------     --------------------------------------
Ronald J. Lashute, Executive Vice-       Walter J. Champagne, Jr., Director
  President and Chief Executive
  Officer of the Bank; Secretary/
  Treasurer of the Company

Date: March 10, 1999                     Date: March 10, 1999
      ------------------------------          ---------------------------------



                                         /s/ J. C. Diesi
                                         --------------------------------------
                                         J. C. Diesi, Director

                                         Date: March 10, 1999
                                              ---------------------------------

                                  EXHIBIT INDEX



       Exhibit
       Number                      Description
       -------                     -----------

         13.1       1998 Annual Report to shareholders of American Bancorp, Inc.

         22.1       1998 Proxy Statement for annual meeting of shareholders.

         23.1       Consent of Independent Auditors.

         27.1       Financial Data Schedule.