Form 10-Q
period 1999-03-31
AMERICAN BANCORP INC/LA
filed 1999-05-07
CIK 721238

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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
(Former name, address, fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                               ------    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value------117,739 shares as of April 30, 1999

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            March 31, 1999 and 1998
                                 (In Thousands)


ASSETS                                                                             1999              1998
                                                                            -----------        ----------

    Cash on deposit with subsidiary                                                  61                67
    Investment in subsidiary                                                      9,551             8,668
    Dividend receivable                                                               0                 0
    Due from subsidiary                                                             123               121
                                                                            -----------        ----------
                        TOTAL ASSETS                                        $     9,735        $    8,856
                                                                            ===========        ==========

LIABILITIES

    Federal income taxes payable                                                    117               116
    Other liabilities                                                                 0                 0
                                                                            -----------        ----------
                        TOTAL LIABILITIES                                   $       117        $      116
                                                                            -----------        ----------

SHAREHOLDERS' EQUITY

Net unrealized gain (loss) on securities
  available for sale, net of tax                                                    180               120
Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  118,186 and 119,250 shares outstanding,
  respectively                                                                      600               600
Surplus                                                                           2,150             2,150
Retained earnings                                                                 6,788             5,910
Treasury stock,  1,814 and 750 shares at cost,
   respectively                                                                    (100)              (40)
                                                                            -----------        ----------
                        TOTAL  SHAREHOLDERS'  EQUITY                        $     9,618        $    8,740
                                                                            -----------        ----------
                        TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY          $     9,735        $    8,856
                                                                            ===========        ==========

                             AMERICAN BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1999 and 1998
                                 (In Thousands)


                                                                                 1999              1998
ASSETS                                                                         ---------         ---------

Cash and Due From Banks                                                           4,345             4,411
Interest Bearing Deposits                                                         1,486             1,190
Securities Held to Maturity                                                       5,898            11,004
Securities Available for Sale                                                    28,153            16,103
Federal Funds Sold                                                                8,850             4,950
Loans - Net of allowance for loan losses                                         25,036            27,896
Bank Premises and Equipment                                                       1,102             1,185
Other Real Estate                                                                     0                 0
Accrued Interest Receivable                                                         637               634
Deferred Tax Asset                                                                    0                 0
Other Assets                                                                        470               451
                                                                              ---------         ---------
     TOTAL ASSETS                                                             $  75,977         $  67,824
                                                                              =========         =========


LIABILITIES

Deposits:
 Non-Interest Bearing                                                            23,528            18,536
 Interest Bearing                                                                42,400            40,170
                                                                              ---------         ---------
     Total Deposits                                                              65,928            58,706
Accrued Interest Payable                                                            130               114
Deferred Income Tax Liability                                                        55                34
Other Liabilities                                                                   246               230
                                                                              ---------         ---------
     TOTAL LIABILITIES                                                        $  66,359         $  59,084
                                                                              ---------         ---------

SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                                    180               120
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  118,186 and 119,250 shares outstanding,
  respectively                                                                      600               600
Surplus                                                                           2,150             2,150
Retained Earnings                                                                 6,788             5,910
Treasury stock, 1,814 and 750 shares at cost,
     respectively                                                                  (100)              (40)
                                                                              ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY                                               $   9,618         $   8,740
                                                                              ---------         ---------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 $  75,977         $  67,824
                                                                              =========         =========

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                INCOME STATEMENT
           For the Three Month Periods Ended March 31, 1999 and 1998
                                 (In Thousands)


                                                                              1999          1998
                                                                         ---------     ---------
   INCOME FROM SUBSIDIARY


       Dividends from bank subsidiary                                    $      50     $      50

   OPERATING EXPENSES

       Directors fees                                                            3             0
       Other expenses                                                            1             1
                                                                         ---------     ---------
                        TOTAL EXPENSES                                           4             1
                                                                         ---------     ---------
   Earnings before income tax
   and equity in undistributed earnings of
   subsidiary                                                                   46            49

   Provision for income taxes                                                    0             0
                                                                         ---------     ---------
   Earnings  before equity in undistributed
   earnings of subsidiary                                                       46            49

   Equity in undistributed earnings of
   subsidiary                                                                  218           196
                                                                         ---------     ---------

       Net Income                                                        $     264     $     245
                                                                         =========     =========

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           For the Three Month Periods Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                                                                    INCREASE
                                                                             1999         1998     (DECREASE)
INTEREST INCOME:                                                        ---------    ---------     ----------
    Interest and fees on loans                                          $     600    $     647           (47)
    Interest on investment securities:
       Taxable                                                                355          371           (16)
       Tax-Exempt                                                              77           40            37
    Other Interest                                                            133           90            43
                                                                        ---------    ---------     ---------
       TOTAL INTEREST INCOME                                                1,165        1,148            17
                                                                        ---------    ---------     ---------
INTEREST EXPENSE:
    Interest on deposits                                                      362          352            10
    Interest on short-term borrowings                                           0            2            (2)
                                                                        ---------    ---------     ---------
       TOTAL INTEREST EXPENSE                                                 362          354             8
                                                                        ---------    ---------     ---------
NET INTEREST INCOME                                                           803          794             9

Provision for possible loan losses                                              0            0             0
                                                                        ---------    ---------     ---------
Net Interest Income after provision for
    possible loan losses                                                      803          794             9
                                                                        ---------    ---------     ---------
NON-INTEREST INCOME:
    Service charges on deposit accounts                                       138          118            20
    Investment securities gains (losses)                                        0            0             0
    Other                                                                      29           31            (2)
                                                                        ---------    ---------     ---------
       TOTAL NON-INTEREST INCOME                                              167          149            18
                                                                        ---------    ---------     ---------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                            297          272            25
    Net Occupancy Expense                                                     122          142           (20)
    Net cost of operation of O.R.E.O.                                          (2)           5            (7)
    Other                                                                     190          175            15
                                                                        ---------    ---------     ---------
       TOTAL NON-INTEREST EXPENSE                                             607          594            13
                                                                        ---------    ---------     ---------
INCOME BEFORE INCOME TAXES                                                    363          349            14

Provision for income taxes                                                     99          104            (5)
                                                                        ---------    ---------     ---------
   NET INCOME                                                           $     264    $     245            19
                                                                        =========    =========     =========
Net income per share of common stock                                    $    2.23    $    2.06     $    0.17
                                                                        =========    =========     =========

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Three Month Periods Ended March 31, 1999 & 1998
                                 (In Thousands)

                                                                            ACCUMULATED
                                                                               OTHER
                                             STOCK               RETAINED  COMPREHENSIVE  TREASURY COMPREHENSIVE
                                             AMOUNT    SURPLUS   EARNINGS     INCOME       STOCK      INCOME     TOTAL
                                             ------    -------   --------   ------------  -------- ------------- -----
Balance 12/31/97                             $   600   $ 2,150   $ 5,665    $   100       ($    2)   $     0    $ 8,513
Comprehensive income
   Net Income (Loss)                                       --        245       --            --          245        245
   Other comprehensive income,
     net of tax:
       Change in Unrealized gains (losses)
       on securities available for sale                    --        --          20          --           20         20
                                                                                                     -------
          Total comprehensive income                       --        --        --            --      $   265
                                                                                                     =======
Purchase of treasury stock                                 --        --        --             (38)                  (38)
Dividends paid                                             --          0       --            --                       0
                                             -------   -------   -------    -------       -------               -------
Balance, March 31, 1998                      $   600   $ 2,150   $ 5,910    $   120       $   (40)              $ 8,740
                                             =======   =======   =======    =======       =======               =======

Balance 12/31/98                             $   600   $ 2,150   $ 6,524    $   256       ($   85)   $     0    $ 9,445
Comprehensive income
   Net Income (Loss)                                       --        264       --            --          264        264
   Other comprehensive income,
     net of tax:
       Change in Unrealized gains (losses)
       on securities available for sale                    --        --         (76)         --          (76)       (76)
                                                                                                     -------
           Total comprehensive income                      --        --        --            --      $   188
                                                                                                     =======
Purchase of treasury stock                                 --        --        --             (15)                  (15)
Dividends paid                                             --          0       --            --                       0
                                             -------   -------   -------    -------       -------               -------
Balance, March 31, 1998                      $   600   $ 2,150   $ 6,788    $   180       $  (100)              $ 9,618
                                             =======   =======   =======    =======       =======               =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended March 31, 1999 and 1998

                                                                                           1999              1998
                                                                                        ----------         ---------
 OPERATING ACTIVITIES
   Net income                                                                           $      264         $     245
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Premium amortization, net of accretion on
        investment securities                                                                   (2)                2
      Depreciation                                                                              34                47
      (Gain) loss on disposal of assets                                                          0                 0
      (Increase) decrease in assets:
           Write down of other real estate owned                                                 0                 7
           Accrued interest receivable                                                         (28)              (15)
           Other assets                                                                         30                17
      Increase (decrease) in  liabilities:
             Accrued interest payable                                                          (14)               (6)
             Other liabilities                                                                  84               133
                                                                                        ----------         ---------
         Net cash provided by operating activities                                      $      368         $     430
                                                                                        ----------         ---------
 INVESTING ACTIVITIES
   Proceeds from sales & maturities of available for sale securities                        $1,937               $77
   Proceeds from sales & maturities of held to maturity securities                             500             3,200
   Purchases of available for sale securities                                               (6,189)           (3,958)
   Purchases of held to maturity securities                                                   (699)                0
   (Increase) decrease in loans                                                              2,427               (61)
   Net decrease (increase) in other real estate                                                  0                 0
   Purchases of property & equipment                                                           (22)               (5)
   Other                                                                                        (3)              (12)
                                                                                        ----------        ----------
         Net cash provided  by (used in) investing activities                           $   (2,049)       $     (759)
                                                                                        ----------        ----------

 FINANCING ACTIVITIES
   Increase (decrease) in demand deposits, transaction
      accounts and savings                                                                   1,375             2,537
   Increase (decrease) in time deposits                                                        733               313
   Dividends paid                                                                                0                 0
   Purchase of treasury stock                                                                  (16)              (38)
                                                                                        ----------        ----------
         Net cash provided  by (used in) financing activities                           $    2,092        $    2,812
                                                                                        ----------        ----------
         Increase (decrease) in cash and cash equivalents                               $      411        $    2,483

      Cash and cash equivalents at beginning of year                                        14,270             8,068
                                                                                        ----------        ----------
      Cash and cash equivalents at end of period                                        $   14,681        $   10,551
                                                                                        ==========        ==========
      Cash payments for:
          Interest expense                                                              $      376        $      360
                                                                                        ==========        ==========
          Income taxes                                                                  $        0        $        0
                                                                                        ==========        ==========

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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


OVERVIEW

      The Company reported net income of $ 264,000 for the first three months of 1999 compared to $ 245,000 for the same period of 1998. On a per share basis, the net income was $ 2.23 for the first three months of 1999 compared to $ 2.06 for the same period of 1998. The Company recorded a provision for possible loan losses of $ 0 for the three months ended March 31, 1999 and 1998, respectively. Net interest income increased 1.1% to $ 803,000 for the first three months of 1999 compared to $ 794,000 for the same period of 1998.

      Total assets were $ 75,977,000 at March 31, 1999, an increase of $ 8,153,000 from March 31, 1998. Loans decreased by $ 2,860,000 or 10.2% from
$ 27,896,000 at March 31, 1998 to $ 25,036,000 at March 31, 1999. Deposits
increased by $ 7,222,000 or 12.3% from $ 58,706,000 at March 31, 1998 to
$ 65,928,000 at March 31, 1999.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the three months ended March 31, 1999 totaled $ 803,000, a $ 9,000 increase from the same period in 1998. Factors contributing to this increase include an increase in the average balance of investment securities and federal funds sold. This positive effect was partially negated by a decrease in the average balance of loans. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 1999 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first three months of 1999 and 1998. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.32% and 2.12% at March 31, 1999 and 1998, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. For the first three months of 1999 noninterest income increased $ 18,000 or 12.1% compared to the same period of 1998.

Service charges on deposit accounts increased by $ 20,000 or 16.9% compared to the same period of 1998. Part of this increase is the result of an increase in deposit accounts for the first quarter of 1999.

There were no securities gains in the three month periods ended March 31, 1999 and 1998.

      NONINTEREST EXPENSE. For the first three months of 1999 noninterest expense increased $ 13,000 or 2.2% compared to the same period in 1998.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 25,000 or 9.2% for the first three months of 1999 as compared to the same period in 1998. This increase was attributed to an overall increase in salaries as well as an increase in the employee medical insurance .

Other non-interest expense increased by $ 15,000 or 8.6% for the first three months of 1999 as compared to the same period of 1998. Included in this increase was an increase in data processing expenses of $ 5,000 or 26.3% for the first three months of 1999 compared to the same period of 1998. This increase was primarily due to expenses related to continued improvements in technology and Year 2000 compliance.

The Company expects to continue incurring charges related to Year 2000 compliance; however, these costs have not been material to date and are not expected to have a material impact on the Company's earnings in the future.

The Company formed the "Y2K (Year 2000) Steering Committee" in 1997 to address the Year 2000 issue. The objective of this committee was to detail a plan of action for conversion of its computer applications to Year 2000 compliant applications, to ensure compliance with all "Federal Financial Institutions Examination Council" regulations regarding the Year 2000 by the end of the second quarter 1999, and to ensure uninterrupted service to its customers. The Bank has undertaken an extensive awareness campaign both internally and externally in an effort to maintain heightened awareness of Year 2000 implications to its employees, Board of Directors, suppliers, and customers.

The Bank developed a comprehensive inventory and risk assessment plan to identify all systems and processes which could potentially be effected by the century date change. Because core processing systems are acquired from third party vendors, the Bank has very little control over the remediation of these systems. However, the Bank has maintained close contact with its core system and all other vendors identified in the inventory and risk assessment, complying with FFIEC guidelines regarding assessment of the status of these third party vendor's Year 2000 readiness efforts. As of March 31, 1999, all of the Bank's core processing systems have been replaced or upgraded with Year 2000 compliant systems and software. The majority of these systems and processes have been tested.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 99,000 for the three month period ended March 31, 1999 as compared to $ 104,000 for the same period of 1998. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.


FINANCIAL CONDITION

      LOANS. Loans were $ 25,036,000 at March 31, 1999; down by $ 2,860,000 or
10.3% from March 31, 1998.



TABLE I - COMPOSITION OF LOAN PORTFOLIO


                                                                            March 31, 1999             March 31, 1998
                                                                            --------------             --------------
            Commercial, Financial and Agricultural Loans                       $ 6,105                      $ 6,780
            Real Estate Construction Loans                                          95                          556
            Real Estate Mortgage Loans                                          14,686                       15,969
            Consumer Loans                                                       4,590                        4,924
            Industrial Revenue Bonds                                               156                          272
                                                                               -------                      -------
                  TOTAL LOANS                                                  $25,632                      $28,501

            Allowance for possible loan losses                                     596                          605
            Unearned income                                                          0                            0
                                                                               -------                      -------
                                                                               $25,036                      $27,896
                                                                               =======                      =======

      SECURITIES HELD TO MATURITY. Securities held to maturity were $ 5,898,000 at March 31, 1999; down by $ 5,106,000 or 46.4% from March 31, 1998.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were
$ 28,153,000 at March 31, 1999; up by $ 12,050,000 or 74.8% from March 31, 1998.

TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:


                                                                                 March 31, 1999
                                                             --------------------------------------------------------
                                                              HELD-TO-MATURITY                AVAILABLE-FOR-SALE

                                                             AMORT            MARKET             AMORT        MARKET
                                                             COST             VALUE              COST         VALUE

        U.S. Treasury                                        $ 3,395          $ 3,409           $ 3,507       $ 3,553
        U.S. Government Agencies                               2,503            2,514            10,931        10,920
        Mortgaged-backed securities                                0                0             6,388         6,394
        State & Political Subdivisions                             0                0             6,958         7,189
        Equity Securities                                          0                0                97            97
                                                             -------          -------           -------       -------
                              TOTAL                          $ 5,898          $ 5,923           $27,881       $28,153
                                                             =======          =======           =======       =======

                                                                                 March 31, 1998
                                                             --------------------------------------------------------
                                                              HELD-TO-MATURITY                AVAILABLE-FOR-SALE

                                                             AMORT            MARKET            AMORT         MARKET
                                                             COST             VALUE             COST          VALUE

        U.S. Treasury                                        $ 2,993          $ 3,017           $ 2,500       $ 2,517
        U.S. Government Agencies                               8,011            8,051             8,439         8,501
        Mortgaged-backed securities                                0                0             1,599         1,652
        State & Political Subdivisions                             0                0             3,383         3,433
                                                             -------          -------           -------       -------
                              TOTAL                          $11,004          $11,068           $15,921       $16,103
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

Nonperforming assets totaled $ 51,000 at March 31, 1999, a $ 227,000 (81.6%) decrease from March 31, 1998. The composition of nonperforming assets are illustrated below:


     Non-Performing Loans:                                                        March 31, 1999               March 31, 1998
                                                                                  --------------               --------------
                Loans on Non-Accrual                                                   $  42                       $  265
                Restructured loans which are not
                    on non-accrual                                                         9                           13
                                                                                       -----                       ------
                      Total nonperforming loans                                           51                          278

                Other Real Estate and repossessed assets
                    received in complete or partial
                    satisfaction of loan obligation                                        0                            0
                                                                                       -----                       ------
                      TOTAL NONPERFORMING ASSETS                                       $  51                       $  278
                                                                                       =====                       ======
                Loans past due 90 days or more as to
                    principal or interest, but not on
                    non-accrual                                                        $   9                       $    5
                                                                                       =====                       ======


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                     March 31, 1999              March 31, 1998
                                                                                     --------------              --------------
                Beginning balance                                                           $  596                       $  600

                Charge-offs:
                    Commercial, financial and agricultural loans                                 -                            -
                    Real estate - construction loans                                             -                            -
                    Real estate - mortgage loans                                                 -                            -
                    Installment loans to individuals                                             1                            2
                                                                                            ------                       ------
                        Total charge-offs                                                        1                            2
                                                                                            ------                       ------
                Recoveries:
                    Commercial, financial and agricultural loans                                 -                            -
                    Real estate - construction loans                                             -                            -
                    Real estate - mortgage loans                                                 -                            -
                    Installment loans to individuals                                             1                            7
                                                                                            ------                       ------
                        Total recoveries                                                         1                            7
                                                                                            ------                       ------
                Net (charge-offs) recovery                                                       0                            5
                                                                                            ------                       ------
                Provision charged against income                                                 -                            -
                                                                                            ------                       ------
                Balance at end of period                                                    $  596                       $  605
                                                                                            ======                       ======
                Ratio of net (charge-offs) recoveries during the period
                    to average loans outstanding during the period                            0.00%                        0.02%
                                                                                            ======                       ======

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


                                                    March 31, 1999                    March 31, 1998
                                                -------------------------          -----------------------
                                                              % OF LOANS                       % OF LOANS
                                                               TO TOTAL                         TO TOTAL
                                                AMOUNT          LOANS              AMOUNT         LOANS
                                                ------        ----------           ------      ----------
           Commercial, financial and
             agricultural  loans                  $141              24%              $145           24%
           Real estate - construction loans          1               0%                12            2%
           Real estate - mortgage loans            340              57%               339           56%
           Consumer loans                          108              18%               103           17%
           Industrial revenue  bonds                 6               1%                 6            1%
                                                  ----                               ----
                                                  $596             100%              $605          100%
                                                  ====                               ====

      DEPOSITS. As of March 31, 1999 total deposits have increased by $ 7,222,000 or 12.3% from March 31, 1998. Noninterest bearing deposits increased by $ 4,992,000 or 26.9% from March 31, 1998 to March 31, 1999. Interest bearing deposits increased by $ 2,230,000 or 5.6% from March 31, 1998 to March 31, 1999.


      CAPITAL. Shareholders' equity totaled $ 9,618,000 at March 31, 1999, compared to $ 8,740,000 at March 31, 1998. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                                           March 30,
                                                    -----------------------
    AMERICAN BANK & TRUST COMPANY                   1999              1998
                  (Bank subsidiary)                 -----             -----
    Risk-based capital:
        Tier 1 risk-based capital ratio             29.43%            26.16%
        Total risk-based capital ratio              30.08%            27.41%
    Leverage ratio                                  12.61%            12.71%



      INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $ 1,259,000 at March 31, 1999.


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



                                           AMERICAN BANCORP, INC.
                                                (Registrant)


   May 4, 1999
--------------------                        /s/  Salvador L. Diesi
         DATE                              ------------------------------------
                                              Salvador L. Diesi
                                              Chairman of the Board / President


   May 4, 1999
--------------------                         /s/  Ronald J. Lashute
         DATE                              ------------------------------------
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