Form 10-Q
period 1999-06-30
AMERICAN BANCORP INC/LA
filed 1999-08-10
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                   72-0951347
-------------------------------              ----------------------------------
(State or other jurisdiction of              (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                 70571-1579
--------------------------------------        ---------------------------------
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

Common stock, $5 Par Value-------117,729 shares as of July 30, 1999

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                          June 30, 1999 and 1998
                                 (In Thousands)

                                                                     1999            1998
                                                                  -------         -------
ASSETS

    Cash on deposit with subsidiary                                    31              39
    Investment in subsidiary                                        9,471           8,921
    Dividend receivable                                                 0               0
    Due from subsidiary                                                41              55
                                                                  -------         -------
                     TOTAL ASSETS                                 $ 9,543         $ 9,015
                                                                  =======         =======

LIABILITIES

    Federal income taxes payable                                       35              49
    Other liabilities                                                   0               0
                                                                  -------         -------
                     TOTAL LIABILITIES                            $    35         $    49
                                                                  -------         -------

SHAREHOLDERS' EQUITY

Net unrealized gain (loss) on securities
  available for sale, net of tax                                     (208)            107
Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,729 and 118,807 shares outstanding,
  respectively                                                        600             600
Surplus                                                             2,150           2,150
Retained earnings                                                   7,094           6,173
Treasury stock, 2,271 and 1,193 shares at cost,
   respectively                                                      (128)            (64)
                                                                  -------         -------
                     TOTAL SHAREHOLDERS' EQUITY                   $ 9,508         $ 8,966
                                                                  -------         -------
                     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 9,543         $ 9,015
                                                                  =======         =======

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           June 30, 1999 and 1998
                                 (In Thousands)

                                                             1999            1998
                                                        ---------       ---------
     ASSETS

Cash and Due From Banks                                     5,531           4,401
Interest Bearing Deposits                                   1,587           1,190
Securities Held to Maturity                                 4,393           8,502
Securities Available for Sale                              28,059          21,087
Federal Funds Sold                                          6,672             975
Loans - Net of allowance for loan losses                   26,354          28,771
Bank Premises and Equipment                                 1,083           1,167
Other Real Estate                                               0               0
Accrued Interest Receivable                                   602             623
Deferred Tax Asset                                            111               0
Other Assets                                                  501             458
                                                        ---------       ---------
     TOTAL ASSETS                                       $  74,893       $  67,174
                                                        =========       =========


     LIABILITIES

Deposits:
 Non-Interest Bearing                                      23,205          18,126
 Interest Bearing                                          41,856          39,753
                                                        ---------       ---------
     Total Deposits                                        65,061          57,879
Accrued Interest Payable                                      138             130
Deferred Income Tax Liability                                   0              23
Other Liabilities                                             186             176
                                                        ---------       ---------
     TOTAL LIABILITIES                                  $  65,385       $  58,208
                                                        ---------       ---------

     SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                             (208)            107
Common Stock, $5 par value; authorized 10,000,000
  shares; issued 120,000 shares;
  117,729 and 118,807 shares outstanding,
  respectively                                                600             600
Surplus                                                     2,150           2,150
Retained Earnings                                           7,094           6,173
Treasury stock, 2,271 and 1,193 shares at cost,
     respectively                                            (128)            (64)
                                                        ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                         $   9,508       $   8,966
                                                        ---------       ---------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $  74,893       $  67,174
                                                        =========       =========

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
             For the Six Month Periods Ended June 30, 1999 and 1998
                                 (In Thousands)

                                             1999     1998
                                             ----     ----
INCOME FROM SUBSIDIARY


    Dividends from bank subsidiary           $ 50     $ 50

OPERATING EXPENSES

    Directors fees                              6        0
    Other expenses                              0        3
                                             ----     ----
                  TOTAL EXPENSES                6        3
                                             ----     ----
Earnings before income tax
and equity in undistributed earnings of
subsidiary                                     44       47

Provision for income taxes                      0        0
                                             ----     ----
Earnings before equity in undistributed
earnings of subsidiary                         44       47

Equity in undistributed earnings of
subsidiary                                    526      461
                                             ----     ----

    Net Income                               $570     $508
                                             ====     ====

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             For the Six Month Periods Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                     INCREASE
                                                1999         1998   (DECREASE)
INTEREST INCOME:                             -------      -------   ---------
    Interest and fees on loans               $ 1,199      $ 1,310        (111)
    Interest on investment securities:
       Taxable                                   744          750          (6)
       Tax-Exempt                                153           89          64
    Other Interest                               271          174          97
                                             -------      -------     -------
       TOTAL INTEREST INCOME                   2,367        2,323          44
                                             -------      -------     -------
INTEREST EXPENSE:
    Interest on deposits                         739          711          28
    Interest on short-term borrowings              0            2          (2)
                                             -------      -------     -------
       TOTAL INTEREST EXPENSE                    739          713          26
                                             -------      -------     -------
NET INTEREST INCOME                            1,628        1,610          18

Provision for possible loan losses                 0            0           0
                                             -------      -------     -------
Net Interest Income after provision for
    possible loan losses                       1,628        1,610          18
                                             -------      -------     -------
NON-INTEREST INCOME:
    Service charges on deposit accounts          274          240          34
    Investment securities gains (losses)           0            0           0
    Other                                         48           46           2
                                             -------      -------     -------
       TOTAL NON-INTEREST INCOME                 322          286          36
                                             -------      -------     -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits               600          567          33
    Net Occupancy Expense                        243          276         (33)
    Net cost of operation of O.R.E.O.            (41)           3         (44)
    Other                                        358          326          32
                                             -------      -------     -------
       TOTAL NON-INTEREST EXPENSE              1,160        1,172         (12)
                                             -------      -------     -------
INCOME BEFORE INCOME TAXES                       790          724          66

Provision for income taxes                       220          216           4
                                             -------      -------     -------
   NET INCOME                                $   570      $   508          62
                                             =======      =======     =======
Net income per share of common stock         $  4.83      $  4.27     $  0.56
                                             =======      =======     =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 1999 & 1998
                                 (In Thousands)

                                                                                   ACCUMULATED
                                                                                     OTHER
                                                     STOCK              RETAINED  COMPREHENSIVE   TREASURY   COMPREHENSIVE
                                                    AMOUNT    SURPLUS   EARNINGS     INCOME        STOCK        INCOME        TOTAL
                                                    ------    -------   --------     ------       -------       -------      -------
Balance 12/31/97                                    $   600   $ 2,150   $ 5,665    $   100       $    (2)     $     0       $ 8,513
Comprehensive income
    Net Income (Loss)                                              --       508         --            --          508           508
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
             on securities available for sale                      --        --          7            --            7             7
                                                                                                              -------
            Total comprehensive income                             --        --         --            --      $   515
                                                                                                              =======
  Purchase of treasury stock                                       --        --         --           (62)                       (62)
  Dividends paid                                                   --         0         --            --                          0
                                                    -------   -------   -------    -------       -------                    -------
  Balance , June 30, 1998                           $   600   $ 2,150   $ 6,173    $   107       $   (64)                   $ 8,966
                                                    =======   =======   =======    =======       =======                    =======

Balance 12/31/98                                    $   600   $ 2,150   $ 6,524    $   256       $   (85)     $     0       $ 9,445
Comprehensive income
    Net Income (Loss)                                              --       570         --            --          570           570
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
            on securities available for sale                       --        --       (464)           --         (464)         (464)
                                                                                                              -------
           Total comprehensive income                              --        --         --            --      $   106
                                                                                                              =======
 Purchase of treasury stock                                        --        --         --           (43)                       (43)
 Dividends paid                                                    --         0         --            --                          0
                                                    -------   -------   -------    -------       -------                    -------
 Balance, June 30, 1999                             $   600   $ 2,150   $ 7,094    $  (208)      $  (128)                   $ 9,508
                                                    =======   =======   =======    =======       =======                    =======



    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Month Periods Ended June 30, 1999 and 1998

                                                                            1999          1998
                                                                        --------      --------
OPERATING ACTIVITIES
  Net income                                                            $    570      $    508
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                  (9)            6
     Depreciation                                                             66            88
     (Gain) loss on disposal of assets                                         0             0
     (Increase) decrease in assets:
          Write down of other real estate owned                                0             7
           Accrued interest receivable                                         7            (3)
           Other assets                                                       (2)           21
     Increase (decrease) in liabilities:
            Accrued interest payable                                          (6)           10
            Other liabilities                                                 61            68
                                                                        --------      --------
        Net cash provided by operating activities                       $    687      $    705
                                                                        --------      --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities     $  2,500      $  1,203
  Proceeds from sales & maturities of held to maturity securities          3,991         5,700
  Purchases of available for sale securities                              (8,727)      (10,090)
  Purchases of held to maturity securities                                (1,196)            0
  (Increase) decrease in loans                                             1,108          (936)
  Net decrease (increase) in other real estate                                 0             0
  Purchases of property & equipment                                          (36)          (28)
  Other                                                                       (5)          (16)
                                                                        --------      --------
        Net cash provided by (used in) investing activities             $ (2,365)     $ (4,167)
                                                                        --------      --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                   (279)        1,471
  Increase (decrease) in time deposits                                     1,521           551
  Dividends paid                                                               0             0
  Purchase of treasury stock                                                 (44)          (62)
                                                                        --------      --------
        Net cash provided  by (used in) financing activities            $  1,198      $  1,960
                                                                        --------      --------
        Increase (decrease) in cash and cash equivalents                $   (480)     $ (1,502)

     Cash and cash equivalents at beginning of year                       14,270         8,068
                                                                        --------      --------
     Cash and cash equivalents at end of period                         $ 13,790      $  6,566
                                                                        ========      ========
     Cash payments for:
         Interest expense                                               $    744      $    703
                                                                        ========      ========
         Income taxes                                                   $    170      $    183
                                                                        ========      ========



    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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


OVERVIEW

     The Company reported net income of $570,000 for the first half of 1999 compared to $508,000 for the same period of 1998. On a per share basis, net income was $4.83 for the first half of 1999 compared to $4.27 for the same period of 1998. The Company recorded a provision for possible loan losses of $0 for the six months ended June 30, 1999 and 1998, respectively. Net interest income increased 1.1% to $1,628,000 for the first half of 1999 compared to $1,610,000 for the same period of 1998.

     Total assets were $74,893,000 at June 30, 1999, an increase of $7,719,000 from June 30, 1998. Loans decreased by $2,417,000 or 8.4% from $28,771,000 at
June 30, 1998 to $26,354,000 at June 30, 1999. Deposits increased by $7,182,000 or 12.4% from $57,879,000 at June 30, 1998 to $65,061,000 at June 30, 1999.


RESULTS OF OPERATIONS


     NET INTEREST INCOME. Net interest income for the six months ended June 30, 1999 totaled $1,628,000, a $18,000 increase from the same period in 1998. Factors contributing to this increase include an increase in the average balance of investment securities and federal funds sold. This positive effect was partially negated by a decrease in the average balance of loans. The overall effect of volume and rate changes on net interest income during the six month period ended June 30, 1999 was favorable.


     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first six months of 1999 and 1998. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.20% and 2.06% at June 30, 1999 and 1998, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


     NONINTEREST INCOME. For the first half of 1999 noninterest income increased $36,000 or 12.6% compared to the same period of 1998.

Service charges on deposit accounts increased by $34,000 or 14.2% compared to the same period of 1998. Part of this increase is the result of an increase in deposit accounts for the first half of 1999.

There were no securities gains in the six month periods ended June 30, 1999 and 1998.

     NONINTEREST EXPENSE. For the first half of 1999 noninterest expense decreased $12,000 or 1% compared to the same period in 1998.

Salaries and employee benefits , the largest component of noninterest expense, increased by $33,000 or 5.8% for the first half of 1999 as compared to the same period in 1998. This increase was attributed to an overall increase in salaries as well as an increase in the employee medical insurance .

Other non-interest expense increased by $32,000 or 9.8% for the first half of 1999 as compared to the same period of 1998. Included in this increase was an increase in data processing expenses of $10,000 or 28.5% for the first half of 1999 compared to the same period of 1998. This increase was primarily due to expenses related to continued improvements in technology and Year 2000 compliance.

The Company expects to continue incurring charges related to Year 2000 compliance; however, these costs have not been material to date and are not expected to have a material impact on the Company's earnings in the future.

The Company formed the "Y2K (Year 2000) Steering Committee" in 1997 to address the Year 2000 issue. The objective of this committee was to detail a plan of action for conversion of its computer applications to Year 2000 compliant applications, to ensure compliance with all "Federal Financial Institutions Examination Council" regulations regarding the Year 2000 by the end of the second quarter 1999, and to ensure uninterrupted service to its customers. The Bank has undertaken an extensive awareness campaign both internally and externally in an effort to maintain heightened awareness of Year 2000 implications by its employees, Board of Directors, suppliers, and customers.

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


     INCOME TAXES. The Company recorded provisions for income taxes of $220,000 for the six month period ended June 30, 1999 as compared to $216,000 for the same period of 1998. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.


FINANCIAL CONDITION

     LOANS. Loans were $26,354,000 at June 30, 1999; down by $2,417,000 or
8.4% from June 30, 1998.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                 June 30,    June 30,
                                                   1999        1998
                                                 -------     -------
Commercial, Financial and Agricultural Loans     $ 6,489     $ 7,694
Real Estate Construction Loans                       750       1,110
Real Estate Mortgage Loans                        14,874      15,222
Consumer Loans                                     4,815       5,122
Industrial Revenue Bonds                              20         227
                                                 -------     -------
      TOTAL LOANS                                $26,948     $29,375

Allowance for possible loan losses                   594         604
Unearned income                                        0           0
                                                 -------     -------
                                                 $26,354     $28,771
                                                 =======     =======

     SECURITIES HELD TO MATURITY. Securities held to maturity were $4,393,000 at June 30, 1999; down by $4,109,000 or 48.3% from June 30, 1998.



     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $28,059,000 at June 30, 1999; up by $6,972,000 or 33.1% from June 30, 1998.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                  June 30, 1999
                                   -------------------------------------------
                                     HELD-TO-MATURITY       AVAILABLE-FOR-SALE

                                     AMORT      MARKET      AMORT       MARKET
                                     COST       VALUE        COST       VALUE
U.S. Treasury                      $ 3,393     $ 3,394     $ 3,506     $ 3,526
U.S. Government Agencies             1,000       1,004      11,468      11,331
Mortgaged-backed securities              0           0       6,431       6,314
State & Political Subdivisions           0           0       6,872       6,791
Equity Securities                        0           0          97          97
                                   -------     -------     -------     -------
                   TOTAL           $ 4,393     $ 4,398     $28,374     $28,059
                                   =======     =======     =======     =======



                                                  June 30, 1998
                                   -------------------------------------------
                                     HELD-TO-MATURITY       AVAILABLE-FOR-SALE

                                     AMORT      MARKET      AMORT       MARKET
                                     COST       VALUE        COST       VALUE
U.S. Treasury                      $ 2,994     $ 3,012     $ 3,004     $ 3,018
U.S. Government Agencies             5,508       5,539       9,937       9,963
Mortgaged-backed securities              0           0       2,489       2,538
State & Political Subdivisions           0           0       5,494       5,568
                                   -------     -------     -------     -------
                   TOTAL           $ 8,502     $ 8,551     $20,924     $21,087
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

Nonperforming assets totaled $21,000 at June 30, 1999, a $228,000 (91.6%) decrease from June 30, 1998. The composition of nonperforming assets are illustrated below:

                                                                                                             June 30,     June 30,
             Non-Performing Loans:                                                                             1999        1998
                                                                                                               -----       -----

                     Loans on Non-Accrual                                                                      $  13       $ 238
                     Restructured loans which are not
                         on non-accrual                                                                            8          11
                                                                                                               -----       -----
                           Total nonperforming loans                                                              21         249

                     Other Real Estate and repossessed assets
                         received in complete or partial
                         satisfaction of loan obligation                                                           0           0
                                                                                                               -----       -----
                           TOTAL NONPERFORMING ASSETS                                                          $  21       $ 249
                                                                                                               =====       =====
                     Loans past due 90 days or more as to
                         principal or interest, but not on                                                     $  72       $   2
                         non-accrual                                                                           =====       =====



TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                                             June 30,     June 30,
                                                                                                               1999        1998
                                                                                                               -----       -----
                     Beginning balance                                                                         $ 596       $ 600

                     Charge-offs:
                         Commercial, financial and agricultural loans                                              2          --
                         Real estate - construction loans                                                         --          --
                         Real estate - mortgage loans                                                             --          --
                         Installment loans to individuals                                                          1           3
                                                                                                               -----       -----
                             Total charge-offs                                                                     3           3
                                                                                                               -----       -----
                     Recoveries:
                         Commercial, financial and agricultural loans                                             --          --
                         Real estate - construction loans                                                         --          --
                         Real estate - mortgage loans                                                             --          --
                         Installment loans to individuals                                                          1           7
                                                                                                               -----       -----
                             Total recoveries                                                                      1           7
                                                                                                               -----       -----
                     Net (charge-offs) recovery                                                                   (2)          4
                                                                                                               -----       -----
                     Provision charged against income                                                             --          --
                                                                                                               -----       -----
                     Balance at end of period                                                                  $ 594       $ 604
                                                                                                               =====       =====
                     Ratio of net (charge-offs) recoveries during the period to average loans
                         outstanding during the period                                                          0.00%       0.01%
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

                                         June 30, 1999          June 30, 1998
                                     -------------------------------------------
                                              % OF LOANS               % OF LOANS
                                                TO TOTAL                 TO TOTAL
                                     AMOUNT       LOANS      AMOUNT       LOANS
                                     ------      ------      ------      ------
Commercial, financial and
  agricultural  loans                $  142          24%     $  121          26%
Real estate - construction loans         18           3%         12           4%
Real estate - mortgage loans            327          55%        242          52%
Consumer loans                          107          18%        223          17%
Industrial revenue  bonds                 0           0%          6           1%
                                     ------      ------      ------      ------
                                     $  594         100%     $  604         100%
                                     ======      ======      ======      ======

     DEPOSITS. As of June 30, 1999 total deposits have increased by $7,182,000 or 12.4% from June 30, 1998. Noninterest bearing deposits increased by $5,079,000 or 28% from June 30, 1998 to June 30, 1999. Interest bearing deposits increased by $2,103,000 or 5.3% from June 30, 1998 to June 30, 1999.

     CAPITAL. Shareholders' equity totaled $9,508,000 at June 30, 1999, compared to $8,966,000 at June 30, 1998. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI - CAPITAL RATIOS

                                                                   June 30,
                                                             ------------------
AMERICAN BANK & TRUST COMPANY                                 1999        1998
         (Bank subsidiary)                                   -----        -----
Risk-based capital:
    Tier 1 risk-based capital ratio                          29.69%       26.65%
    Total risk-based capital ratio                           30.94%       27.90%
Leverage ratio                                               12.82%       13.00%



     INSIDERS. Directors, executive officers and 10 % shareholders and their related interest had loans outstanding totaling $ 1,699,000 at June 30, 1999.


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



                                         AMERICAN BANCORP, INC.
                                         ---------------------------------------
                                         (Registrant)



August 6, 1999                           /s/ SALVADOR L. DIESI
--------------------                     ---------------------------------------
     DATE                                Salvador L. Diesi
                                         Chairman of the Board/President



August 6, 1999                           /s/ RONALD J. LASHUTE
--------------------                     ---------------------------------------
     DATE                                Ronald J. Lashute
                                         Secretary/Treasurer
                                         of the Board

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                               DESCRIPTION
--------------                               ----------------------------------
27                                           Financial Data Schedule