Form 10-Q
period 1999-09-30
AMERICAN BANCORP INC/LA
filed 1999-11-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
----------------------------------------------------------------
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


                                 (318) 948-3056
----------------------------------------------------------------
(Registrant's telephone number, including area code)


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

Common stock, $5 Par Value----117,712 shares as of October 30, 1999

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                           September 30, 1999 and 1998
                                 (In Thousands)


ASSETS                                                                      1999           1998
------                                                                    -------         -------

    Cash on deposit with subsidiary                                            27              24
    Investment in subsidiary                                                9,685           9,380
    Dividend receivable                                                         0               0
    Due from subsidiary                                                        70              44
                                                                          -------         -------
                        TOTAL ASSETS                                      $ 9,782         $ 9,448
                                                                          =======         =======

LIABILITIES
-----------

    Federal income taxes payable                                               64              38
    Other liabilities                                                           0               0
                                                                          -------         -------
                        TOTAL LIABILITIES                                 $    64         $    38
                                                                          -------         -------

SHAREHOLDERS' EQUITY
--------------------

Net unrealized gain (loss) on securities
  available for sale, net of tax                                             (281)            303
Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,724 and 118,507 shares outstanding,
  respectively                                                                600             600
Surplus                                                                     2,150           2,150
Retained earnings                                                           7,378           6,438
Treasury stock, 2,276 and 1,493 shares at cost,
  respectively                                                               (129)            (81)
                                                                          -------         -------
                        TOTAL SHAREHOLDERS' EQUITY                        $ 9,718         $ 9,410
                                                                          -------         -------
                        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 9,782         $ 9,448
                                                                          =======         =======

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998
                                 (In Thousands)


                                                          1999             1998
                                                        --------         --------
     ASSETS

Cash and Due From Banks                                    4,575            4,173
Interest Bearing Deposits                                  1,288              892
Securities Held to Maturity                                4,298            7,502
Securities Available for Sale                             32,320           22,453
Federal Funds Sold                                         5,703            2,375
Loans - Net of allowance for loan losses                  26,882           28,283
Bank Premises and Equipment                                1,102            1,129
Other Real Estate                                              0                0
Accrued Interest Receivable                                  617              687
Deferred Tax Asset                                           151                0
Other Assets                                                 486              466
                                                        --------         --------
     TOTAL ASSETS                                       $ 77,422         $ 67,960
                                                        ========         ========



     LIABILITIES

Deposits:
 Non-Interest Bearing                                     22,947           19,214
 Interest Bearing                                         44,364           38,876
                                                        --------         --------
     Total Deposits                                       67,311           58,090
Accrued Interest Payable                                     139              128
Deferred Income Tax Liability                                  0              121
Other Liabilities                                            254              211
                                                        --------         --------
     TOTAL LIABILITIES                                  $ 67,704         $ 58,550
                                                        --------         --------

     SHAREHOLDERS' EQUITY

Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                            (281)             303
Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,724 and 118,507 shares outstanding,
  respectively                                               600              600
Surplus                                                    2,150            2,150
Retained Earnings                                          7,378            6,438
Treasury stock, 2,276  and 1,493 shares at cost,
  respectively                                              (129)             (81)
                                                        --------         --------
     TOTAL SHAREHOLDERS' EQUITY                         $  9,718         $  9,410
                                                        --------         --------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY          $ 77,422         $ 67,960
                                                        ========         ========

See Notes to Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
          For the Nine Month Periods Ended September 30, 1999 and 1998
                                 (In Thousands)


                                                1999        1998
                                                ----        ----
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary              $ 50        $ 55

OPERATING EXPENSES

    Director fees                                  9           6
    Other Expenses                                 1           1
                                                ----        ----
                     TOTAL EXPENSES             $ 10        $  7
                                                ----        ----
Earnings before income tax
and equity in undistributed earnings of
subsidiary                                      $ 40        $ 48

Provision for income taxes                         0           0
                                                ----        ----
Earnings before equity in undistributed
earnings of subsidiary                          $ 40        $ 48

Equity in undistributed earnings of
subsidiary                                       814         725
                                                ----        ----

    Net Income                                  $854        $773
                                                ====        ====

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the Nine Month Periods Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                                               INCREASE
                                                  1999           1998         (DECREASE)
                                                -------         -------       ----------
INTEREST INCOME:
    Interest and fees on loans                  $ 1,813         $ 1,993           (180)
    Interest on investment securities:
       Taxable                                    1,142           1,125             17
       Tax-Exempt                                   243             155             88
    Other Interest                                  404             216            188
                                                -------         -------        -------
       TOTAL INTEREST INCOME                    $ 3,602         $ 3,489            113
                                                -------         -------        -------
INTEREST EXPENSE:
    Interest on deposits                          1,124           1,073             51
    Interest on short-term borrowings                 0               2             (2)
                                                -------         -------        -------
       TOTAL INTEREST EXPENSE                   $ 1,124         $ 1,075             49
                                                -------         -------        -------
NET INTEREST INCOME                             $ 2,478         $ 2,414             64

Provision for possible loan losses                    0               0              0
                                                -------         -------        -------
Net Interest Income after provision for
    possible loan losses                        $ 2,478         $ 2,414             64
                                                -------         -------        -------
NON-INTEREST INCOME:
    Service charges on deposit accounts             410             363             47
    Investment securities gains (losses)              0               0              0
    Other                                            65              63              2
                                                -------         -------        -------
       TOTAL NON-INTEREST INCOME                $   475         $   426             49
                                                -------         -------        -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits              $   925         $   860             65
    Net Occupancy Expense                           373             410            (37)
    Net cost of operation of O.R.E.O                (40)              3            (43)
    Other                                           514             472             42
                                                -------         -------        -------
       TOTAL NON-INTEREST EXPENSE               $ 1,772         $ 1,745             27
                                                -------         -------        -------
INCOME BEFORE INCOME TAXES                      $ 1,181         $ 1,095             86

Provision for income taxes                          327             322              5
                                                -------         -------        -------
   NET INCOME                                   $   854         $   773             81
                                                =======         =======        =======
Net income per share of common stock            $  7.24         $  6.49        $  0.75
                                                =======         =======        =======

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Nine Month Periods Ended September 30, 1999 & 1998
                                 (In Thousands)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                  STOCK                RETAINED COMPREHENSIVE  TREASURY COMPREHENSIVE
                                                  AMOUNT     SURPLUS   EARNINGS     INCOME       STOCK     INCOME       TOTAL
                                                  -------    -------   -------- -------------  -------- -------------  -------
Balance 12/31/97                                  $   600    $ 2,150    $ 5,665    $   100     ($    2)    $     0     $ 8,513
Comprehensive income
    Net Income (Loss)                                --         --          773       --          --           773         773
    Other comprehensive income,
       net of tax:
           Change in Unrealized gains (losses)
           on securities available for sale          --         --         --          203        --           203         203
                                                                                                           -------
            Total comprehensive income               --         --         --         --          --       $   976        --
                                                                                                           =======
  Purchase of treasury stock                         --         --         --         --           (79)                    (79)
  Dividends paid                                     --         --         --         --          --                         0
                                                  -------    -------    -------    -------     -------                 -------
  Balance, September 30, 1998                     $   600    $ 2,150    $ 6,438    $   303     ($   81)                $ 9,410
                                                  =======    =======    =======    =======     =======                 =======

Balance 12/31/98                                  $   600    $ 2,150    $ 6,524    $   256     ($   85)    $     0     $ 9,445
Comprehensive income
    Net Income (Loss)                                --         --          854       --          --           854         854
    Other comprehensive income,
       net of tax:
           Change in Unrealized gains (losses)
            on securities available for sale         --         --         --         (537)       --          (537)       (537)
                                                                                                           -------
            Total comprehensive income               --         --         --         --          --       $   317        --
                                                                                                           =======
  Purchase of treasury stock                         --         --         --         --           (44)                    (44)
  Dividends paid                                     --         --            0       --          --                         0
                                                  -------    -------    -------    -------     -------                 -------
  Balance, September 30, 1999                     $   600    $ 2,150    $ 7,378    ($  281)    ($  129)                $ 9,718
                                                  =======    =======    =======    =======     =======                 =======


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 1999 and 1998

                                                                         1999         1998
                                                                       --------     --------
OPERATING ACTIVITIES
  Net income                                                           $    854     $    773
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                (29)           5
     Depreciation                                                            98          128
     (Gain) loss on disposal of assets                                      (40)           0
     (Increase) decrease in assets:
        Write down of other real estate owned                                 0            7
         Accrued interest receivable                                         (8)         (67)
         Other assets                                                        13            8
     Increase (decrease) in liabilities:
          Accrued interest payable                                           (6)           8
          Other liabilities                                                 128          201
                                                                       --------     --------
        Net cash provided by operating activities                      $  1,010     $  1,063
                                                                       --------     --------
INVESTING ACTIVITIES
  Proceeds from sales & maturities of available for sale securities    $  4,429     $  1,997
  Proceeds from sales & maturities of held to maturity securities         3,500        6,700
  Purchases of available for sale securities                            (13,520)     (11,953)
  Purchases of held to maturity securities                               (2,099)           0
  (Increase) decrease in loans                                              581         (448)
  Proceeds from the sale of assets                                           40            0
  Net decrease (increase) in other real estate                                0            0
  Purchases of property & equipment                                         (87)         (30)
  Other                                                                      (6)        (110)
                                                                       --------     --------
        Net cash provided by (used in) investing activities            ($ 7,162)    ($ 3,844)
                                                                       --------     --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                   271        1,205
  Increase (decrease) in time deposits                                    3,221        1,027
  Dividends paid                                                              0            0
  Purchase of treasury stock                                                (44)         (79)
                                                                       --------     --------
        Net cash provided by (used in) financing activities            $  3,448     $  2,153
                                                                       --------     --------
        Increase (decrease) in cash and cash equivalents               ($ 2,704)    ($   628)

     Cash and cash equivalents at beginning of year                      14,270        8,068
                                                                       --------     --------
     Cash and cash equivalents at end of period                        $ 11,566     $  7,440
                                                                       ========     ========
     Cash payments for:
         Interest expense                                              $  1,129     $  1,067
                                                                       ========     ========
         Income taxes                                                  $    250     $    302
                                                                       ========     ========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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


OVERVIEW

      The Company reported net income of $854,000 for the first nine months of 1999 compared to $773,000 for the same period of 1998. On a per share basis, the net income was $7.24 for the first nine months of 1999 compared to $6.49 for the same period of 1998. The Company recorded a provision for possible loan losses of $0 for the nine months ended September 30, 1999 and 1998, respectively. Net interest income increased 2.7% to $2,478,000 for the first nine months of 1999 compared to $2,414,000 for the same period of 1998.

      Total assets were $77,422,000 at September 30, 1999, an increase of $9,462,000 from September 30, 1998. Loans decreased by $1,401,000 or 5% from $28,283,000 at September 30, 1998 to $26,882,000 at September 30, 1999. Deposits
increased by $9,221,000 or 15.9% from $58,090,000 at September 30, 1998 to
$67,311,000 at September 30, 1999.


RESULTS OF OPERATIONS


      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 1999 totaled $2,478,000, a $64,000 increase from the same period in 1998. Factors contributing to this increase include an increase in the average balance of investment securities and federal funds sold. This positive effect was partially negated by a decrease in the average balance of loans. The overall effect of volume and rate changes on net interest income during the nine month period ended September 30, 1999 was favorable.


      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first nine months of 1999 and 1998. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 2.15% and 2.09% at September 30, 1999 and 1998, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NONINTEREST INCOME. For the nine month period ended September 30, 1999 noninterest income increased $49,000 or 11.5% compared to the same period of 1998. Service charges on deposit accounts increased by $47,000 or 12.9% compared to the same period of 1998. Part of this increase is the result of an increase in deposit accounts for the nine months period ended September 30, 1999.

There were no securities gains in the nine month periods ended September 30, 1999 and 1998.

      NONINTEREST EXPENSE. For the first nine months of 1999 noninterest expense increased $27,000 or 1.5% compared to the same period in 1998.

Salaries and employee benefits , the largest component of noninterest expense, increased by $65,000 or 7.5% for the first nine months of 1999 as compared to the same period in 1998. This increase was attributed to an overall increase is salaries as well as an increase in the employee medical insurance.

Other non-interest expense increased by $42,000 or 8.9% for the first nine months of 1999 as compared to the same period of 1998. Included in this increase was an increase in professional fees of $19,000 or 63% for the first nine months of 1999 compared to the same period of 1998. This increase is the result of Year 2000 compliance.

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


      INCOME TAXES. The Company recorded provisions for income taxes of $327,000 for the nine month period ended September 30, 1999 as compared to $322,000 for the same period of 1998. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Due to limitations related to the valuation of deferred tax assets, there was no cumulative effect adjustment at adoption.


FINANCIAL CONDITION

      LOANS. Loans were $26,882,000 at September 30, 1999; down by $1,401,000 or 5% from September 30, 1998.



TABLE I - COMPOSITION OF LOAN PORTFOLIO


                                                                                      Sept. 30, 1999      Sept. 30, 1998
                                                                                      --------------      ---------------
                        Commercial, Financial and Agricultural Loans                      $ 6,317            $ 7,465
                        Real Estate Construction Loans                                        871                 77
                        Real Estate Mortgage Loans                                         15,235             15,944
                        Consumer Loans                                                      5,035              5,207
                        Industrial Revenue Bonds                                               16                194
                                                                                          -------            -------
                              TOTAL LOANS                                                 $27,474            $28,887

                        Allowance for possible loan losses                                    592                604
                        Unearned income                                                         0                  0
                                                                                          -------            -------
                                                                                          $26,882            $28,283
                                                                                          =======            =======

      SECURITIES HELD TO MATURITY. Securities held to maturity were $4,298,000 at September 30, 1999; down by $3,204,000 or 42.7% from September 30, 1998.



      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $32,320,000 at September 30, 1999; up by $9,867,000 or 43.9% from September 30,
1998.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:


                                             September 30, 1999
                                  ----------------------------------------
                                    HELD-TO-MATURITY    AVAILABLE-FOR-SALE

                                   AMORT      MARKET     AMORT      MARKET
                                    COST      VALUE       COST      VALUE
U.S. Treasury                     $ 3,798    $ 3,799    $ 3,504    $ 3,518
U.S. Government Agencies              500        499     12,972     12,810
Mortgaged-backed securities             0          0      7,518      7,398
State & Political Subdivisions          0          0      8,603      8,445
Equity Securities                       0          0        149        149
                                  -------    -------    -------    -------
                      TOTAL       $ 4,298    $ 4,298    $32,746    $32,320
                                  =======    =======    =======    =======


                                             September 30, 1998
                                  ----------------------------------------
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

Non-performing assets totaled $84,000 at September 30, 1999, a $114,000 (57.6%) decrease from September 30, 1998. The composition of nonperforming assets are illustrated below:



                                                                                         Sept. 30, 1999     Sept. 30, 1998
                                                                                         --------------     --------------
    Non-Performing Loans:

               Loans on Non-Accrual                                                           $  77              $ 188
               Restructured loans which are not
                   on non-accrual                                                                 7                 10
                                                                                              -----              -----
                     Total nonperforming loans                                                   84                198

               Other Real Estate and repossessed assets
                   received in complete or partial
                   satisfaction of loan obligation                                                0                  0
                                                                                              -----              -----
                     TOTAL NONPERFORMING ASSETS                                               $  84              $ 198
                                                                                              =====              =====
               Loans past due 90 days or more as to
                   principal or interest, but not on                                          $  21              $  24
                   non-accrual                                                                =====              =====


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                         Sept. 30, 1999     Sept. 30, 1998
                                                                                         --------------     --------------
               Beginning balance                                                              $ 596              $ 600

               Charge-offs:
                   Commercial, financial and agricultural loans                                   2               --
                   Real estate - construction loans                                            --                 --
                   Real estate - mortgage loans                                                --                 --
                   Installment loans to individuals                                               4                  5
                                                                                              -----              -----
                       Total charge-offs                                                          6                  5
                                                                                              -----              -----
               Recoveries:
                   Commercial, financial and agricultural loans                                --                 --
                   Real estate - construction loans                                            --                 --
                   Real estate - mortgage loans                                                --                 --
                   Installment loans to individuals                                               2                  9
                                                                                              -----              -----
                       Total recoveries                                                           2                  9
                                                                                              -----              -----
               Net (charge-offs) recovery                                                        (4)                 4
                                                                                              -----              -----
               Provision charged against income                                                --                 --
                                                                                              -----              -----
               Balance at end of period                                                       $ 592              $ 604
                                                                                              =====              =====
               Ratio of net (charge-offs) recoveries during the period to average loans
                   outstanding during the period                                              -0.02%              0.01%
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


                                  September 30, 1999  September 30, 1998
                                  ------------------  ------------------
                                          % OF LOANS          % OF LOANS
                                           TO TOTAL            TO TOTAL
                                   AMOUNT    LOANS    AMOUNT     LOANS
                                   ------ ----------  ------  ----------
Commercial, financial and
  agricultural loans                $136       23%     $117       25%
Real estate - construction loans      18        3%        1        1%
Real estate - mortgage loans         326       55%      250       55%
Consumer loans                       106       18%      233       18%
Industrial revenue bonds               6        1%        3        1%
                                    ----               ----
                                    $592      100%     $604      100%
                                    ====               ====


      DEPOSITS. As of September 30, 1999 total deposits have increased by $9,221,000 or 15.9% from September 30, 1998. Noninterest bearing deposits increased by $3,733,000 or 19.4% from September 30, 1998 to September 30, 1999. Interest bearing deposits increased by $5,488,000 or 14.1% from September 30, 1998 to September 30, 1999.


      CAPITAL. Shareholders' equity totaled $9,718,000 at September 30, 1999, compared to $9,410,000 at September 30, 1998. The increase is primarily the result of net income over the most recent 12 months. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS


                                               September 30,
                                            ------------------
AMERICAN BANK & TRUST COMPANY                1999        1998
              (Bank subsidiary)             ------      ------
Risk-based capital:
    Tier 1 risk-based capital ratio         29.71%      27.66%
    Total risk-based capital ratio          30.96%      28.91%
Leverage ratio                              13.09%      13.40%


      INSIDERS. Directors, executive officers and 10% shareholders and their related interest had loans outstanding totaling $1,773,000 at September 30, 1999.


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



                                   AMERICAN BANCORP, INC.
                                   --------------------------
                                        (Registrant)


 November  8, 1999
--------------------------------   /s/  Salvador L. Diesi
         DATE                      --------------------------
                                       Salvador L. Diesi
                                       Chairman of the Board / President


 November  8, 1999
--------------------------------   /s/  Ronald J. Lashute
         DATE                      --------------------------
                                      Ronald J. Lashute
                                      Secretary/Treasurer
                                      of the Board

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                      DESCRIPTION
      --------                    -----------

        27            Financial Data Schedule