Form 10-K
period 1999-12-31
AMERICAN BANCORP INC/LA
filed 2000-03-16
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-11928

                             AMERICAN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Louisiana                                      72-0951347
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      321 East Landry Street
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $4,066,518.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999: Common Stock, $5.00 Par Value, 117,712 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 12, 2000 are incorporated by reference into Part III.

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

     The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 1999, the State of Louisiana did not have any funds on deposit with the Bank.

     The Bank's general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

     The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with three banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 1999.


                                                         (In thousands of dollars)
                                                            Assets       Deposits
                                                         ----------     ----------
American Bank and Trust Company                          $   80,232     $   70,434
St. Landry Bank and Trust Company                        $  213,121     $  180,829
St. Landry Homestead                                     $  154,988     $  120,471
Washington State Bank                                    $   78,988     $   67,032
First Federal Savings & Loan                             $   75,680     $   46,562

     In addition to the institutions listed above, further competition is provided by banks and other financial institutions located in Lafayette, Louisiana, which is 20 miles south of Opelousas and Baton Rouge, Louisiana, the state capital, which is 60 miles east of St. Landry Parish.

     The banking industry is extensively regulated under both federal and state law. The Company is subject to regulation under the Bank Holding Company Act of 1956 (BHCA) and to supervision by the Board of Governors of the Federal Reserve System (FRB). The BHCA requires the Company to obtain the prior approval of the FRB for bank acquisitions and prescribes certain limitations in connection with acquisitions and the non-banking activities of the Company. The Bank is subject to regulation and examination by the Louisiana Office of Financial Institutions and the Federal Deposit Insurance Corporation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) further expanded the regulatory and enforcement powers of bank regulatory agencies. Among the significant provisions of FDICIA is the requirement that bank regulatory agencies prescribe standards relating to internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. FDICIA mandates annual examinations of banks by their primary regulators.

     The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments monetary policy used by the FRB to implement its objectives are: open-market operations of U.S. Government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

Employees

     During 1999, the average number of full-time equivalent employees at the Bank was 44. This includes the officers of the Company that are listed under
Item 1 below.

     There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

     The executive officers of the Company are as follows:

                                       Years of
   Officer Name                         Service                Age              Position Currently Held
----------------------                 ---------               ---              --------------------------------
Salvador L. Diesi, Sr.                     26                   69              Chairman of the Board of the
                                                                                  Company and the Bank;
                                                                                  President of the Company
                                                                                  and the Bank

Ronald J. Lashute                          27                   50              Executive Vice-President and
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

Statistical Information

     The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 1999 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

     The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):


                                                         December 31,
                                           -------------------------------------
                                             1999           1998          1997
                                           ---------     ---------     ---------
Securities held to maturity:
   U.S. Treasury                           $   2,300     $   2,696     $   3,692
   U.S. Government Agencies                      500         3,005        10,512
                                           ---------     ---------     ---------

                                           $   2,800     $   5,701     $  14,204
                                           =========     =========     =========



                                                         December 31,
                                           -------------------------------------
                                             1999           1998          1997
                                           ---------     ---------     ---------
Securities available for sale:
   Mortgage-backed securities              $   6,931     $   4,455     $   1,210
   U.S. Treasury securities                    3,501         3,553         2,009
   U.S. Government Agencies                   12,536         9,002         5,532
   State and Political subdivisions            8,306         6,907         3,442
   Equity securities                             149            97            --
                                           ---------     ---------     ---------

                                           $  31,423     $  24,014     $  12,193
                                           =========     =========     =========

     The following tables set forth the maturities of investment securities at December 31, 1999, 1998, and 1997 and the weighted average yields of such securities (in thousands of dollars):


                                                                       December 31, 1999
                             -----------------------------------------------------------------------------------
                                                       After One           After Five
                                                       But Within          But Within              After
                                Within One Year        Five Years          Ten Years              Ten Years
                             -------------------     --------------    ------------------    -------------------
                               Amount      Yield     Amount   Yield      Amount     Yield      Amount      Yield
                             --------    -------     ------   -----    --------   -------    ---------   -------
Securities held
  to maturities:
    U.S. Treasury            $     200   4.54%       $ 2,100  5.44%    $      --      --%    $     --          --%
    U.S. Government
      Agencies                      --     --            500  6.43            --      --           --          --
                             ---------               -------           ---------             --------

       Total held
         to maturity               200   4.54          2,600  5.63           -0-      --          -0-          --
                             ---------               -------           ---------             --------

Securities
   available for
   sale:
      U.S. Treasury              3,501   5.75             --    --          --        --           --          --
      U.S. Government
         Agencies                   --     --          9,635  6.12        2,901     6.62           --          --
      Mortgage-backed
         securities                 --     --          2,004  6.04          444     5.61        4,483         6.58
      State and
         Political
         Subdivisions              529   7.37          4,093  6.84        3,186     7.23          498         7.43
      Equity
         securities                149     --             --    --          --        --           --          --
                             ---------               -------            --------              --------

            Total
              available
              for sale           4,179   5.96         15,732  6.30         6,531    6.85        4,981         6.66
                             ---------             ---------           ---------             --------

            Total
              securities     $   4,379   5.89%     $  18,332  6.20%    $   6,531    6.85%    $  4,981         6.66%
                             =========   =====     ========= =====     =========  ======     ========       ======

                                                                       December 31, 1998
                             -------------------------------------------------------------------------------------------------
                                                           After One                  After Five
                                                           But Within                 But Within               After
                                Within One Year            Five Years                 Ten Years                Ten Years
                             ---------------------   ----------------------     ----------------------   ---------------------
                               Amount      Yield       Amount       Yield        Amount       Yield        Amount      Yield
                             ---------   ---------   ----------   ---------     ---------   ----------   ----------  ---------
Securities held
   to maturities:
      U.S. Treasury          $   2,496        6.25%   $     200        4.54%    $      --           --%   $      --         --%
      U.S. Government
      Agencies                     506        6.22        1,999        6.91           500         7.03           --         --
                             ---------                ---------                 ---------                  ---------

            Total held
              to maturity        3,002        6.24        2,199        6.69           500         7.03           -0-        --
                             ---------                ---------                 ---------                  ---------

Securities
   available for
   sale:
      U.S. Treasury                 --          --        3,553        5.75            --           --           --         --
      U.S. Government
         Agencies                   --          --        7,966        6.25         1,036         6.06           --         --
      Mortgage-backed
         securities                 --          --          669        6.85         2,301         5.77        1,485       6.82
      State and
         Political
         Subdivisions              222        7.48        3,011        7.16         3,113         7.12          561       7.11
      Equity
         securities                 97          --           --          --            --           --           --         --
                             ---------                ---------                 ---------                 ---------

            Total
              available
              for sale             319        7.48       15,199        6.34         6,450         6.47        2,046         6.90
                             ---------                ---------                 ---------                 ---------

            Total
              securities     $   3,321        6.33%   $  17,398        6.38%    $   6,950         6.51%   $   2,046         6.90%
                             =========    ========    =========   =========     =========    =========    =========    =========

                                                                       December 31, 1997
                             -------------------------------------------------------------------------------------------------
                                                            After One               After Five
                                                            But Within              But Within                 After
                                Within One Year             Five Years               Ten Years                Ten Years
                             ---------------------   -----------------------    --------------------    ---------------------
                               Amount      Yield       Amount       Yield        Amount      Yield        Amount      Yield
                             ---------   ---------   ---------    ---------    ---------   ---------    ---------   ---------

Securities held
   to maturities:
      U.S. Treasury          $   1,200        5.95%   $   2,492        6.25%   $      --          --%   $      --          --%
      U.S. Government
      Agencies                   2,498        5.92        7,016        6.49          998        7.16           --          --
                             ---------                ---------                ---------                ---------

            Total held
              to maturity        3,698        5.93        9,508        6.43          998        7.16          -0-          --
                             ---------                ---------                ---------                ---------

Securities
   available for
   sale:
      U.S. Treasury              1,001        6.27        1,008        6.28           --          --           --          --
      U.S. Government
         Agencies                   --          --        5,532        6.53           --          --           --          --
      Mortgage-backed
         securities                  4        9.35          407        8.66           68        9.16          731        8.66
      State and
         Political
         Subdivisions               10        6.43        2,006        7.29        1,221        7.01          205        8.68
                             ---------                ---------                ---------                ---------

            Total
              available
              for sale           1,015        6.28        8,953        6.76        1,289        7.11          936        8.67
                             ---------                ---------                ---------                ---------

            Total
              securities     $   4,713        6.01%   $  18,461        6.59%   $   2,287        7.13%   $     936        8.67%
                             =========   =========    =========   =========    =========   =========    =========   =========


* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 1999, 1998 and 1997.

Loan Portfolio

     The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):


                                                             December 31,
                                             ------------------------------------------
                                                1999            1998            1997
                                             ----------      ----------      ----------
Commercial, financial and agricultural       $    7,326      $    7,666      $    7,549
Real Estate - Construction                          949              51             359
Real Estate - Mortgage                           15,809          15,361          15,543
Installment                                       4,748           4,981           4,984
                                             ----------      ----------      ----------

          Total                                  28,832          28,059          28,435

Less:
  Allowance for possible loan losses               (579)           (596)           (600)
  Unearned income                                    --              --              --
                                             ----------      ----------      ----------

                                             $   28,253      $   27,463      $   27,835
                                             ==========      ==========      ==========


     The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis; (b) loans contractually past due ninety days or more as to interest or principal payments [but not included in the nonaccrual loans in (a) above];(c) other loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower [exclusive of loans in (a) or (b) above]; and (d) loans now current where there are serious doubts as to the ability of the borrower to comply with present loan requirement terms (in thousands of dollars):


                                                            December 31,
                                             ------------------------------------------
                                                1999            1998            1997
                                             ----------      ----------      ----------
Loans accounted for on a nonaccrual basis    $       70      $      145      $      308

Restructured loans which are not on
  non-accrual                                        39              61              70
                                             ----------      ----------      ----------

                                                    109            206              378
Other real estate and repossessed assets
  received in complete or partial
  satisfaction of loan obligations                   --              --               7
                                             ----------      ----------      ----------

    Total nonperforming assets               $      109      $      206      $      385
                                             ==========      ==========      ==========

Loans contractually past due ninety days
  or more as to principal or interest,
  but which were not on non-accrual          $        8      $       15      $        9
                                             ==========      ==========      ==========

     As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 1999, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $64,000, with the related allowance for loan losses of $10,000. These loans are included in nonaccrual loans.

     The effect of nonperforming loans on interest income has not been substantial in the past three years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $9,501, $32,424 and $53,417, for the years 1999, 1998, and 1997, respectively.
Interest income in the amount of $2,733, $4,796 and $5,621 on nonperforming loans during 1999, 1998 and 1997, respectively, was recorded.

     At December 31, 1999, 1998 and 1997 there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

     The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

     At December 31, 1999, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 1999, 1998, and 1997; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):


                                          1999         1998          1997
                                        --------     --------     --------
Amount of loans outstanding
  at end of period                      $ 28,832     $ 28,058     $ 28,435
                                        ========     ========     ========

Average amount                          $ 26,880     $ 28,548     $ 27,797
                                        ========     ========     ========

Allowance for Possible Loan Losses
(In thousands of dollars)


                                                               Year Ended December 31,
                                                       --------------------------------------
                                                         1999            1998          1997
                                                       --------       --------       --------
Beginning balance                                      $    596       $    600       $    614
Provision charged against income                             --             --             --
                                                       --------       --------       --------
                                                       $    596            600            614
                                                       --------       --------       --------
Charge-offs:
  Commercial, financial and
    agricultural loans                                      (13)            --             (1)
  Real estate mortgage loans                                 --             --             --
  Real estate construction loans                             --             --             --
  Installment loans                                          (7)           (15)           (16)
                                                       --------       --------       --------
    Total charge-offs                                       (20)           (15)           (17)
                                                       --------       --------       --------

Recoveries:
  Commercial, financial and agricultural loans               --             --             --
  Real estate mortgage loans                                 --             --             --
  Real estate construction loans                             --             --             --
  Installment loans                                           3             11              3
                                                       --------       --------       --------
                                                              3             11              3
                                                       --------       --------       --------

Net (charge-offs) recoveries                                (17)            (4)           (14)
                                                       --------       --------       --------

Ending balance                                         $    579       $    596       $    600
                                                       ========       ========       ========

Ratio of net (charge-offs) recoveries
  during the period to average loans
  outstanding during the period                            (.06)%         (.01)%         (.05)%
                                                       ========       ========       ========

     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)


                                        December 31, 1999               December 31, 1998
                                   --------------------------      ------------------------
                                                   % of Loans                   % of Loans
                                                  Outstanding                   Outstanding
                                                    to Total                    to Total
                                   Allowance         Loans       Allowance        Loans
                                   ---------      -----------    ---------      -----------
Commercial, financial and
  agricultural loans               $     120          25.41%     $     135          27.32%
Real estate construction                   5           3.29              1            .18
Real estate mortgage loans               238          54.83            272          54.75
Installment loans                        216          16.47            188          17.75
                                   ---------      ---------      ---------      ---------

                                   $     579         100.00%     $     596         100.00%
                                   =========      =========      =========      =========

(In thousands of dollars)


                                           December 31, 1997
                                   --------------------------------
                                                       % of Loans
                                                       Outstanding
                                                        to Total
                                     Allowance            Loans
                                   -------------      -------------
Commercial, financial and
  agricultural loans                      $  218              26.55%
Real estate construction                       5               1.27
Real estate mortgage loans                    97              54.66
Installment loans                            280              17.52
                                          ------             ------

                                          $  600             100.00%
                                          ======             ======



Deposits

     The average amount of deposits, using daily average balances for 1999, 1998, and 1997, is summarized for the periods indicated in the following table (in thousands of dollars):


                                                    Year Ended December 31,
                                             -------------------------------------
                                                1999          1998         1997
                                             ---------     ---------     ---------
Non-interest bearing demand deposits ...       $23,962       $19,070       $16,846
Interest-bearing demand deposits .......        10,838        11,104        11,752
Savings deposits .......................         9,714         9,223         8,374
Time deposits ..........................        22,030        19,747        19,003
                                               -------       -------       -------

                                               $66,544       $59,144       $55,975
                                               =======       =======       =======


Return on equity and assets

     The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:


                                                          Year Ended December 31,
                                                 --------------------------------------
                                                   1999           1998            1997
                                                 --------       --------         ------
Percentage of net income to:
  Average total assets                               1.42%          1.47%          1.47%
  Average shareholders' equity                      11.38%         11.27%         11.70%

Percentage of dividends declared per
  common share to net income per
  common share                                      15.74%         14.76%         13.92%

Percentage of average shareholders'
  equity to daily average total assets              12.47%         13.06%         12.58%

Short-Term Borrowing

     The Company's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):


                                                 Year Ended December 31,
                                         --------------------------------------
                                            1999         1998            1997
                                         ---------     ---------      ---------
Balance at December 31                   $      --     $      --      $      --
Weighted average interest rate at
  year end                                      -- %          -- %           -- %
Maximum amount outstanding at any
  month's end                            $      --     $      --      $      --
Average amount outstanding during
  the year                               $      --     $      29      $      --
Weighted average interest rate
  during the year                               -- %        6.90%            -- %


Item 2. Properties

     The main office of the Company and the Bank are presently located at 321 East Landry Street, Opelousas, Louisiana, in the downtown business district. The Bank leases four branch sites. The building in which the main office is located is free of all mortgages.

     For information with respect to the Company obligations under its lease commitments, see Note 9 to the Consolidated Financial Statements, which are incorporated herein by reference under Item 8.


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

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters


                       MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                         Dividends
               Year               Quarter                    High                   Low                  Per Share
              ------             ---------                  ------                ------                ----------
               1999              First                      $   60                $   60                    $  -
                                 Second                         61                    61                       -
                                 Third                          61                    61                       -
                                 Fourth                         62                    62                     1.45

               1998              First                      $   53                $   53                    $  -
                                 Second                         55                    55                       -
                                 Third                          57                    57                       -
                                 Fourth                         60                    30                     1.25


     Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 516 shareholders of record at December 31, 1999.

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


Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 56 in the Annual Report are incorporated herein by reference:

     Consolidated Balance Sheets - December 31, 1999 and 1998

     Consolidated Statements of Income - Years Ended December 31, 1999,
            1998, and 1997
     Consolidated Statements of Shareholders' Equity - Years Ended
            December 31, 1999, 1998, and 1997
     Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
            1998, and 1997
     Notes to Consolidated Financial Statements


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a)  1. Financial Statements

              The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 56 of the Registrant's Annual Report are incorporated by reference in
              Item 8:

                Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - Years Ended December 31,
                    1999, 1998 and 1997
                Consolidated Statements of Shareholders' Equity - Years
                    Ended December 31, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows - Years Ended
                    December 31, 1999, 1998 and 1997
                Notes to Consolidated Financial Statements


         (a) 2. Financial Statement Schedules

              The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


         (a) 3. Exhibits

              (13) 1999 Annual Report to Shareholders
              (22) Proxy Statement for Annual Meeting of Shareholders to be
                   held on April 12, 2000
              (23) Consent of Independent Auditors
              (27) Financial data schedule

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

                                       American Bancorp, Inc.
                                       (Registrant)



                                       By: /s/ Salvador L. Diesi, Sr.
                                          ------------------------------------
                                           Salvador L. Diesi, Sr., Chairman
                                           of the Board of the Company
                                           and the Bank; President of
                                           the Company and the Bank

                                       Date: March 08, 2000
                                            ----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Salvador L. Diesi, Sr.                  /s/ Jasper J. Artall
------------------------------------        ----------------------------------
Salvador L. Diesi, Sr., Chairman of         Jasper J. Artall, Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date: March 08, 2000                        Date: March 08, 2000
      ------------------------------             -----------------------------



/s/ Ronald J. Lashute                       /s/ Walter J. Champagne, Jr.
------------------------------------        -----------------------------------
Ronald J. Lashute, Executive Vice-          Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Company

Date: March 08, 2000                        Date: March 08, 2000
      ------------------------------             -----------------------------


                                            /s/ J. C. Diesi
                                            ----------------------------------
                                            J. C. Diesi, Director

                                            Date: March 08, 2000
                                                  ----------------------------

                                  EXHIBIT INDEX


Number                    Description
------            ----------------------------------
13.1              1999 Annual Report to shareholders
                  of American Bancorp, Inc.

22.1              1999 Proxy Statement for annual
                  meeting of shareholders.

23.1              Consent of Independent Auditors.

27.1              Financial Data Schedule.