Form 10-Q
period 2000-03-31
AMERICAN BANCORP INC/LA
filed 2000-05-05
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                      72-0951347
-------------------------------                   ---------------------------
(State or other jurisdiction of                  (I R S Employer I. D. Number)
incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA                   70571-1579
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)


                                 (318) 948-3056
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
        ---------------------------------------------------------------
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

Common stock, $5 Par Value------117,697 shares as of April 26, 2000

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)


                                                              March 31, 2000  Dec 31, 1999
ASSETS                                                        --------------  -------------
                                                                  (Unaudited)      (Note 1)
    Cash on deposit with subsidiary                                       28            32
    Investment in subsidiary                                           9,683         9,468
    Dividend receivable                                                    0             0
    Due from subsidiary                                                  160            33
                                                                     -------       -------
                        TOTAL ASSETS                                 $ 9,871       $ 9,533
                                                                     =======       =======

LIABILITIES

    Accrued income taxes payable                                         154            27
    Other liabilities                                                      0             0
                                                                     -------       -------
                        TOTAL LIABILITIES                            $   154       $    27
                                                                     -------       -------

SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,697 and 118,186 shares outstanding,
  respectively                                                           600           600
Surplus                                                                2,150         2,150
Retained earnings                                                      7,768         7,439
Treasury stock,  2,303 and 1,814 shares at cost,
   respectively                                                         (130)         (129)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                        (671)         (554)
                                                                     -------       -------
                        TOTAL  SHAREHOLDERS'  EQUITY                 $ 9,717       $ 9,506
                                                                     -------       -------
                        TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY   $ 9,871       $ 9,533
                                                                     =======       =======


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                                    March 31, 2000    Dec 31, 1999
ASSETS                                              --------------    -------------
                                                        (Unaudited)        (Note 1)
Cash and Due From Banks                                       5,340          6,049
Federal Funds Sold                                            4,800          8,105
                                                           --------       --------
    Total Cash and Cash Equivalents                          10,140         14,154
Interest Bearing Deposits With Banks                            991          1,090
Securities Held to Maturity                                   3,100          2,800
Securities Available for Sale                                32,498         31,423
Loans - Net of allowance for loan losses                     28,914         28,253
Bank Premises and Equipment                                   1,307          1,108
Other Real Estate                                                 0              0
Accrued Interest Receivable                                     570            616
Other Assets                                                    827            788
                                                           --------       --------
     TOTAL ASSETS                                          $ 78,347       $ 80,232
                                                           ========       ========


     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits                        27,129         23,803
 Interest Bearing Deposits:
    NOW Accounts                                              8,192         13,613
    Money Market Accounts                                     2,215          2,351
    Savings                                                   9,436          9,399
    Time Deposits $100,000 or More                            4,685          4,618
    Other Time Deposits                                      16,543         16,650
                                                           --------       --------
     Total Deposits                                          68,200         70,434
Accrued Interest Payable                                        126            132
Other Liabilities                                               304            160
                                                           --------       --------
     TOTAL LIABILITIES                                     $ 68,630       $ 70,726
                                                           --------       --------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,697 and 118,186 shares outstanding,
  respectively                                                  600            600
Surplus                                                       2,150          2,150
Retained Earnings                                             7,768          7,439
Treasury stock, 2,303 and 1,814 shares at cost,
     respectively                                              (130)          (129)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                               (671)          (554)
                                                           --------       --------
     TOTAL SHAREHOLDERS' EQUITY                            $  9,717       $  9,506
                                                           --------       --------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY             $ 78,347       $ 80,232
                                                           ========       ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                        Three Months Ended
                                            March 31,
                                        ------------------
                                           2000     1999
                                        --------- --------
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary         $   0    $  50

OPERATING EXPENSES

    Directors fees                             3        3
    Other expenses                             1        1
                                           -----    -----
                     TOTAL EXPENSES            4        4
                                           -----    -----
Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                    (4)      46

Provision for income taxes                     0        0
                                           -----    -----
Earnings  before equity in undistributed
earnings of subsidiary                        (4)      46

Equity in undistributed earnings of
subsidiary                                   333      218
                                           -----    -----

    Net Income                             $ 329    $ 264
                                           =====    =====

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                           Three Months Ended
                                               March 31,
                                           ------------------   INCREASE
                                             2000     1999     (DECREASE)
INTEREST INCOME:
    Interest and fees on loans             $   667   $   600         67
    Interest on investment securities:
       Taxable                                 416       355         61
       Tax-Exempt                              103        77         26
    Other Interest                              91       133        (42)
                                           -------   -------    -------
       TOTAL INTEREST INCOME                 1,277     1,165        112
                                           -------   -------    -------
INTEREST EXPENSE:
    Interest on deposits                       371       362          9
    Interest on short-term borrowings            0         0          0
                                           -------   -------    -------
       TOTAL INTEREST EXPENSE                  371       362          9
                                           -------   -------    -------
NET INTEREST INCOME                            906       803        103

Provision for possible loan losses               0         0          0
                                           -------   -------    -------
Net Interest Income after provision for
    possible loan losses                       906       803        103
                                           -------   -------    -------
NON-INTEREST INCOME:
    Service charges on deposit accounts        133       138         (5)
    Investment securities gains (losses)         0         0          0
    Other                                       51        29         22
                                           -------   -------    -------
       TOTAL NON-INTEREST INCOME               184       167         17
                                           -------   -------    -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits             320       297         23
    Net Occupancy Expense                      127       122          5
    Net cost of operation of O.R.E.O             0        (2)         2
    Other                                      195       190          5
                                           -------   -------    -------
       TOTAL NON-INTEREST EXPENSE              642       607         35
                                           -------   -------    -------
INCOME BEFORE INCOME TAXES                     448       363         85

Provision for income taxes                     119        99         20
                                           -------   -------    -------
   NET INCOME                              $   329   $   264         65
                                           =======   =======    =======
Net income per share of common stock       $  2.80   $  2.23    $  0.57
                                           =======   =======    =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Three Month Periods Ended March 31, 2000 & 1999
                                   (Unaudited)
                                 (In Thousands)

                                                                       ACCUMULATED
                                                                          OTHER                 COMPREHENSIVE
                                         STOCK               RETAINED  COMPREHENSIVE  TREASURY     INCOME
                                         AMOUNT    SURPLUS   EARNINGS    INCOME        STOCK                    TOTAL
                                        --------   -------   --------  -------------  --------  -------------- -------
Balance December 31, 1998                $   600   $ 2,150   $ 6,524     $   256      ($   85)     $     0      $ 9,445
Comprehensive income
    Net Income (Loss)                                   --       264          --           --          264          264
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains
             (losses) on securities
             available for sale                         --        --         (76)          --          (76)         (76)
                                                                                                   -------
            Total comprehensive income                  --        --          --           --      $   188
                                                                                                   =======
  Purchase of treasury stock                            --        --          --          (15)                      (15)
  Dividends paid                                        --         0          --           --                         0
                                         -------   -------   -------     -------      -------                   -------
  Balance, March 31, 1999                $   600   $ 2,150   $ 6,788     $   180      ($  100)                  $ 9,618
                                         =======   =======   =======     =======      =======                   =======

Balance December 31, 1999                $   600   $ 2,150   $ 7,439     ($  554)     ($  129)     $     0      $ 9,506
Comprehensive income
    Net Income (Loss)                                   --       329          --           --          329          329
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains
            (losses) on securities
             available for sale                         --        --        (117)          --         (117)        (117)
                                                                                                   -------
           Total comprehensive income                   --        --          --           --      $   212
                                                                                                   =======
 Purchase of treasury stock                             --        --          --           (1)                       (1)
 Dividends paid                                         --         0          --           --                         0
                                         -------   -------   -------     -------      -------                   -------
  Balance, March 31, 2000                $   600   $ 2,150   $ 7,768     ($  671)     ($  130)                  $ 9,717
                                         =======   =======   =======     =======      =======                   =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             2000                1999
                                                                           --------            --------
OPERATING ACTIVITIES
  Net income                                                               $    329            $    264
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                    (21)                 (2)
     Depreciation                                                                32                  34
     (Gain) loss on disposal of assets                                            0                   0
     (Increase) decrease in assets:
           Other real estate owned                                                0                   0
           Accrued interest receivable                                           47                 (28)
           Other assets                                                          23                  30
     Increase (decrease) in  liabilities:
            Accrued interest payable                                             (6)                (14)
            Other liabilities                                                   144                  84
                                                                           --------            --------
        Net cash provided by operating activities                          $    548            $    368
                                                                           --------            --------
INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks              $     99           ($     99)
  Proceeds from sales & maturities of available for sale securities             832               1,937
  Proceeds from sales & maturities of held to maturity securities                 0                 500
  Purchases of available for sale securities                                 (2,064)             (6,189)
  Purchases of held to maturity securities                                     (300)               (699)
  (Increase) decrease in loans                                                 (660)              2,427
  Purchases of property & equipment                                            (232)                (22)
  Other                                                                          (2)                 (3)
                                                                           --------            --------
        Net cash provided  by (used in)  investing activities             ($  2,327)          ($  2,148)
                                                                           --------            --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                    (2,194)              1,375
  Increase (decrease) in time deposits                                          (40)                733
  Dividends paid                                                                  0                   0
  Purchase of treasury stock                                                     (1)                (16)
                                                                           --------            --------
        Net cash provided  by (used in) financing activities              ($  2,235)           $  2,092
                                                                           --------            --------
        Increase (decrease) in cash and cash equivalents                  ($  4,014)           $    312

     Cash and cash equivalents at beginning of year                          14,154              12,883
                                                                           --------            --------
     Cash and cash equivalents at end of period                            $ 10,140            $ 13,195
                                                                           ========            ========
 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                  $    377            $    376
                                                                           ========            ========
         Income taxes                                                      $      0            $      0
                                                                           ========            ========


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE 1 - A BASIS OF PRESENTATION

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and
               Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                   The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   For further information, refer to the consolidated financial statements and footnotes thereto included in American Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3 - RELATED PARTIES

                   Directors, executive officers, and 10% shareholders and
               their related interest had loans outstanding totaling $1,329,000 at March 31, 2000.

NOTE 4 - EARNING PER SHARE

                   The earnings per share computations are based on weighted
               average number of shares outstanding during each quarter of 117,704 and 118,361 for the quarters ended March 31, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

      The Company reported net income of $329,000 for the first three months of 2000 compared to $264,000 for the same period of 1999. On a per share basis, the net income was $2.80 for the first three months of 2000 compared to $2.23 for the same period of 1999. The Company recorded a provision for possible loan losses of $0 for the three months ended March 31, 2000 and 1999, respectively. Net interest income increased 12.8% to $906,000 for the first three months of 2000 compared to $803,000 for the same period of 1999.

      Total assets were $78,347,000 at March 31, 2000, a decrease of $1,885,000 from December 31, 1999. Loans increased by $661,000 or 2.34% from $28,253,000 at December 31, 1999 to $28,914,000 at March 31, 2000. Deposits decreased by $2,234,000 or 3.17% from $70,434,000 at December 31, 1999 to $68,200,000 at
March 31, 2000.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 totaled $906,000, a $103,000 increase from the same period in 1999. Factors contributing to this increase include an increase in the average balance of investment securities and of loans as well as an increase in the average rate earned on taxable investment securities and on loans. This positive effect was partially negated by a decrease in the average balance of federal funds sold. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 2000 was favorable.

      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first three months of 2000 and 1999. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 1.93% and 2.01% at March 31, 2000 and December 31, 1999, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

      NONINTEREST INCOME. For the first three months of 2000 noninterest income increased $17,000 or 10.2% compared to the same period of 1999.

Other non-interest income increased by $22,000 or 75.9% compared to the same period of 1999. Part of this increase is the result of an increase in miscellaneous income for the first quarter of 2000.

There were no securities gains in the three month periods ended March 31, 2000 and 1999.

      NONINTEREST EXPENSE. For the first three months of 2000 noninterest expense increased $35,000 or 5.8% compared to the same period in 1999.

Salaries and employee benefits, the largest component of noninterest expense, increased by $23,000 or 7.7% for the first three months of 2000 as compared to the same period in 1999. This increase was attributed to an overall increase in salaries.

      INCOME TAXES. The Company recorded provisions for income taxes of $119,000 for the three month period ended March 31, 2000 as compared to $99,000 for the same period of 1999.

FINANCIAL CONDITION

      LOANS. Loans were $28,914,000 at March 31, 2000; up by $661,000 or 2.34%
from December 31, 1999.

TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                  March 31, 2000                   Dec 31, 1999
                                                  --------------                   ------------
Commercial, Financial and Agricultural Loans             $ 6,646                        $ 7,326
Real Estate Construction Loans                               507                            949
Real Estate Mortgage Loans                                17,807                         15,809
Consumer Loans                                             4,523                          4,748
Industrial Revenue Bonds                                       0                              0
                                                         -------                        -------
      TOTAL LOANS                                        $29,483                        $28,832

Allowance for possible loan losses                           569                            579
Unearned income                                                0                              0
                                                         -------                        -------
                                                         $28,914                        $28,253
                                                         =======                        =======

      SECURITIES HELD TO MATURITY. Securities held to maturity were $3,100,000 at March 31, 2000; up by $300,000 or 10.71% from December 31, 1999.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $32,498,000 at March 31, 2000; up by $1,075,000 or 3.42% from December 31, 1999.

TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                             March 31, 2000
                                 -------   -------   -------   -------
                                  HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                  AMORT     MARKET    AMORT     MARKET
                                  COST      VALUE     COST      VALUE
U.S. Treasury                    $ 2,600   $ 2,570   $ 3,002   $ 2,999
U.S.  Government Agencies            500       494    13,910    13,410
Mortgaged-backed securities            0         0     6,879     6,656
State & Political Subdivisions         0         0     9,575     9,284
Equity  Securities                     0         0       149       149
                                 -------   -------   -------   -------
                      TOTAL      $ 3,100   $ 3,064   $33,515   $32,498
                                 =======   =======   =======   =======

                                             December 31, 1999
                                 -------   -------   -------   -------
                                  HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                  AMORT     MARKET    AMORT     MARKET
                                  COST      VALUE     COST      VALUE
U.S. Treasury                    $ 2,300   $ 2,276   $ 3,504   $ 3,501
U.S.  Government Agencies            500       496    12,912    12,536
Mortgaged-backed securities            0         0     7,147     6,931
State & Political Subdivisions         0         0     8,550     8,306
Equity  Securities                     0         0       149       149
                                 -------   -------   -------   -------
                      TOTAL      $ 2,800   $ 2,772   $32,262   $31,423
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

Nonperforming assets totaled $6,000 at March 31, 2000, a $103,000 (94.5%) decrease from December 31, 1999. The composition of nonperforming assets are illustrated below:

             Non-Performing Loans:           March 31, 2000   Dec 31,1999
                                             --------------   -----------
Loans on Non-Accrual                              $  0           $ 70
Restructured loans which are not
    on non-accrual                                   6             39
                                                  ----           ----
      Total nonperforming loans                      6            109

Other Real Estate and repossessed assets
    received in complete or partial
    satisfaction of loan obligation                  0              0
                                                  ----           ----
      TOTAL NONPERFORMING ASSETS                  $  6           $109
                                                  ====           ====
Loans past due 90 days or more as to
    principal or interest, but not on
    non-accrual                                   $  5           $  8
                                                  ====           ====

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                      March 31, 2000    Dec 31,1999
                                                                      --------------    -----------
 Beginning balance                                                          $ 579          $ 596

 Charge-offs:
     Commercial, financial and agricultural loans                              --            (13)
     Real estate - construction loans                                          --             --
     Real estate - mortgage loans                                              --             --
     Installment loans to individuals                                         (10)            (7)
                                                                            -----          -----
         Total charge-offs                                                    (10)           (20)
                                                                            -----          -----
 Recoveries:
     Commercial, financial and agricultural loans                              --             --
     Real estate - construction loans                                          --             --
     Real estate - mortgage loans                                              --             --
     Installment loans to individuals                                          --              3
                                                                            -----          -----
         Total recoveries                                                       0              3
                                                                            -----          -----
 Net (charge-offs) recovery                                                   (10)           (17)
                                                                            -----          -----
 Provision charged against income                                              --             --
                                                                            -----          -----
Balance at end of period                                                    $ 569          $ 579
                                                                            =====          =====
 Ratio of net (charge-offs) recoveries during the period to average loans
     outstanding during the period                                          (0.03)%        (0.06)%
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

                                  March 31, 2000     December 31, 1999
                                 ------ ----------   ------ ----------
                                        % OF LOANS          % OF LOANS
                                         TO TOTAL            TO TOTAL
                                 AMOUNT    LOANS     AMOUNT   LOANS
                                 ------ ----------   ------ ----------
Commercial, financial and
  agricultural  loans              $131      23%       $120    25%
Real estate - construction loans     11       2%          5     3%
Real estate - mortgage loans        342      60%        238    55%
Consumer loans                       85      15%        216    17%
Industrial revenue  bonds             0       0%          0     0%
                                   ----    ----        ----  ----
                                   $569     100%       $579   100%
                                   ====    ====        ====  ====

      DEPOSITS. As of March 31, 2000 total deposits have decreased by $2,234,000 or 3.17% from December 31, 1999. Noninterest bearing deposits increased by $3,326,000 or 13.97% from December 31, 1999 to March 31, 2000. Interest bearing deposits decreased by $5,560,000 or 11.92% from December 31, 1999 to March 31, 2000.

      CAPITAL. Shareholders' equity totaled $9,717,000 at March 31, 2000, compared to $9,506,000 at December 31, 1999. The increase is primarily the result of net income during the current quarter. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI - CAPITAL RATIOS

                                                                 --------------      ------------
                        AMERICAN BANK & TRUST COMPANY            March 31, 2000      Dec 31, 1999
                                  (Bank subsidiary)              --------------      ------------
                        Risk-based capital:
                            Tier 1 risk-based capital ratio               29.25%            28.57%
                            Total risk-based capital ratio                30.50%            29.82%
                        Leverage ratio                                    13.29%            13.11%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                      NONE

         (b)  Reports on Form 8-K

                       NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                        AMERICAN BANCORP, INC.
                                       -------------------------
                                            (Registrant)



      May 5, 2000                      /s/ Salvador L. Diesi
---------------------                  --------------------------
         DATE                          Salvador L. Diesi
                                       Chairman of the Board/President



      May 5, 2000                      /s/ Ronald J. Lashute
---------------------                  --------------------------
         DATE                          Ronald J. Lashute
                                       Secretary/Treasurer
                                       of the Board

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
  27                          Financial Data Schedule