Form 10-Q
period 2000-06-30
AMERICAN BANCORP INC/LA
filed 2000-08-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                LOUISIANA                              72-0951347
     -------------------------------         -----------------------------
     (State or other jurisdiction of         (I R S Employer I. D. Number)
     incorporation or organization)


 328 EAST LANDRY STREET, OPELOUSAS, LA              70571-1579
---------------------------------------      -------------------------
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

Common stock, $5 Par Value-------117,697 shares as of July 17, 2000

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)

                                                                                   June 30, 2000     Dec 31, 1999
ASSETS                                                                             -------------     ------------
                                                                                    (Unaudited)        (Note 1)
Cash on deposit with subsidiary                                                               24               32
Investment in subsidiary                                                                  10,079            9,468
Dividend receivable                                                                            0                0
Due from subsidiary                                                                           48               33
                                                                                        --------         --------
                  TOTAL ASSETS                                                          $ 10,151         $  9,533
                                                                                        ========         ========

LIABILITIES

Accrued income taxes payable                                                                  42               27
Other liabilities                                                                              0                0
                                                                                        --------         --------
                  TOTAL LIABILITIES                                                     $     42         $     27
                                                                                        --------         --------

SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
 10,000,000 shares; issued 120,000 shares;
 117,697 and 118,186 shares outstanding,
 respectively                                                                                600              600
Surplus                                                                                    2,150            2,150
Retained earnings                                                                          8,080            7,439
Treasury stock,  2,303 and 1,814 shares at cost,
   respectively                                                                             (130)            (129)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                            (591)            (554)
                                                                                        --------         --------
                      TOTAL  SHAREHOLDERS'  EQUITY                                      $ 10,109         $  9,506
                                                                                        --------         --------
                      TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY                        $ 10,151         $  9,533
                                                                                        ========         ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)

                                                                                   June 30, 2000    Dec 31, 1999
                                                                                   --------------   -------------
     ASSETS                                                                           (Unaudited)         (Note 1)
Cash and Due From Banks                                                                    4,568            6,049
Federal Funds Sold                                                                         2,350            8,105
                                                                                        --------         --------
    Total Cash and Cash Equivalents                                                        6,918           14,154
Interest Bearing Deposits With Banks                                                         694            1,090
Securities Held to Maturity                                                                4,593            2,800
Securities Available for Sale                                                             32,694           31,423
Loans - Net of allowance for loan losses                                                  29,389           28,253
Bank Premises and Equipment                                                                1,444            1,108
Other Real Estate                                                                              0                0
Accrued Interest Receivable                                                                  661              616
Other Assets                                                                                 785              788
                                                                                        --------         --------
     TOTAL ASSETS                                                                       $ 77,178         $ 80,232
                                                                                        ========         ========

     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits                                                     23,844           23,803
 Interest Bearing Deposits:
    NOW Accounts                                                                           8,891           13,613
    Money Market Accounts                                                                  3,436            2,351
    Savings                                                                                9,264            9,399
    Time Deposits $ 100,000 or More                                                        4,348            4,618
    Other Time Deposits                                                                   16,895           16,650
                                                                                        --------         --------
     Total Deposits                                                                       66,678           70,434
Accrued Interest Payable                                                                     146              132
Other Liabilities                                                                            245              160
                                                                                        --------         --------
     TOTAL LIABILITIES                                                                  $ 67,069         $ 70,726
                                                                                        --------         --------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
 10,000,000 shares; issued 120,000 shares;
 117,697 and 118,186 shares outstanding,
 respectively                                                                                600              600
Surplus                                                                                    2,150            2,150
Retained Earnings                                                                          8,080            7,439
Treasury stock, 2,303 and 1,814 shares at cost,
     respectively                                                                           (130)            (129)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                                            (591)            (554)
                                                                                        --------         --------
     TOTAL SHAREHOLDERS' EQUITY                                                         $ 10,109         $  9,506
                                                                                        --------         --------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY                                          $ 77,178         $ 80,232
                                                                                        ========         ========

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands )


                                                 Three Months Ended           Six Months Ended
                                                     June 30,                     June 30,
                                                -------------------         -------------------
                                                 2000          1999          2000          1999
                                                -----         -----         -----         -----
INCOME FROM SUBSIDIARY
    Dividends from bank subsidiary              $   0         $   0         $   0         $  50

OPERATING EXPENSES

    Directors fees                                  3             3             6             6
    Other expenses                                  0            (1)            1             0
                                                -----         -----         -----         -----
                   TOTAL EXPENSES                   3             2             7             6
                                                -----         -----         -----         -----
Earnings before income tax
and equity in undistributed earnings of
subsidiary                                         (3)           (2)           (7)           44

Provision for income taxes                          0             0             0             0
                                                -----         -----         -----         -----
Earnings before equity in undistributed
earnings of subsidiary                             (3)           (2)           (7)           44

Equity in undistributed earnings of
subsidiary                                        315           308           648           526
                                                -----         -----         -----         -----

    Net Income                                  $ 312         $ 306         $ 641         $ 570
                                                =====         =====         =====         =====


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                ----------------------         ----------------------
                                                  2000           1999            2000           1999
                                                -------        -------         -------        -------
INTEREST INCOME:
    Interest and fees on loans                  $   679        $   599         $ 1,346        $ 1,199
    Interest on investment securities:
       Taxable                                      442            389             858            744
       Tax-Exempt                                   105             76             208            153
    Other Interest                                   71            138             162            271
                                                -------        -------         -------        -------
       TOTAL INTEREST INCOME                      1,297          1,202           2,574          2,367
                                                -------        -------         -------        -------
INTEREST EXPENSE:
    Interest on deposits                            380            377             751            739
    Interest on short-term borrowings                 0              0               0              0
                                                -------        -------         -------        -------
       TOTAL INTEREST EXPENSE                       380            377             751            739
                                                -------        -------         -------        -------
NET INTEREST INCOME                                 917            825           1,823          1,628

Provision for possible loan losses                    0              0               0              0
                                                -------        -------         -------        -------
Net Interest Income after provision for
    possible loan losses                            917            825           1,823          1,628
                                                -------        -------         -------        -------
NON-INTEREST INCOME:
    Service charges on deposit accounts             135            136             268            274
    Investment securities gains (losses)              0              0               0              0
    Other                                            37             19              88             48
                                                -------        -------         -------        -------
       TOTAL NON-INTEREST INCOME                    172            155             356            322
                                                -------        -------         -------        -------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                  347            303             667            600
    Net Occupancy Expense                           143            121             270            243
    Net cost of operation of O.R.E.O                  0            (39)              0            (41)
    Other                                           172            168             367            358
                                                -------        -------         -------        -------
       TOTAL NON-INTEREST EXPENSE                   662            553           1,304          1,160
                                                -------        -------         -------        -------
INCOME BEFORE INCOME TAXES                          427            427             875            790

Provision for income taxes                          115            121             234            220
                                                -------        -------         -------        -------
   NET INCOME                                   $   312        $   306         $   641        $   570
                                                =======        =======         =======        =======
Net income per share of common stock            $  2.65        $  2.60         $  5.45        $  4.83
                                                =======        =======         =======        =======


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 2000 & 1999
                                  (Unaudited)
                                 (In Thousands)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                     STOCK              RETAINED COMPREHENSIVE  TREASURY   COMPREHENSIVE
                                                    AMOUNT    SURPLUS   EARNINGS     INCOME      STOCK        INCOME        TOTAL
                                                   --------   --------  -------- -------------  ---------  -------------   --------
Balance December 31, 1998                          $    600   $  2,150  $  6,524    $    256     $    (85)    $      0     $  9,445
Comprehensive income
    Net Income (Loss)                                               --       570          --           --          570          570
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
             on securities available for sale                       --        --       (464)           --         (464)        (464)
                                                                                                             ---------
            Total comprehensive income                              --        --         --           --     $     106
                                                                                                             =========
  Purchase of treasury stock                                        --        --         --          (43)                       (43)
  Dividends paid                                                    --         0         --           --                          0
                                                   --------   --------  --------    --------     --------                  --------
  Balance, June 30, 1999                           $    600   $  2,150  $  7,094    $   (208)    $   (128)                 $  9,508
                                                   ========   ========  ========    ========     ========                  ========

Balance December 31, 1999                          $    600   $  2,150  $  7,439    $   (554)    $   (129)    $      0     $  9,506
Comprehensive income
    Net Income (Loss)                                               --       641          --           --          641          641
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
            on securities available for sale                        --        --         (37)          --          (37)         (37)
                                                                                                              --------
           Total comprehensive income                               --        --          --           --     $    604
                                                                                                              ========
 Purchase of treasury stock                                         --        --          --           (1)                       (1)
 Dividends paid                                                     --         0          --           --                         0
                                                   --------   --------  --------    --------     --------                  --------
  Balance, June 30, 2000                           $    600   $  2,150  $  8,080    $   (591)    $   (130)                 $ 10,109
                                                   ========   ========  ========    ========     ========                  ========


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2000             1999
                                                                           --------         --------
 OPERATING ACTIVITIES
  Net income                                                               $    641         $    570
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                    (45)              (9)
     Depreciation                                                                70               66
     (Gain) loss on disposal of assets                                           (9)               0
     (Increase) decrease in assets:
           Other real estate owned                                                0                0
           Accrued interest receivable                                          (44)               7
           Other assets                                                          21               (2)
     Increase (decrease) in liabilities:
            Accrued interest payable                                             14               (6)
            Other liabilities                                                    85               61
                                                                           --------         --------
        Net cash provided by operating activities                          $    733         $    687
                                                                           --------         --------
INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks              $    396         $   (199)
  Proceeds from sales & maturities of available for sale securities           3,001            2,500
  Proceeds from sales & maturities of held to maturity securities                 0            3,991
  Purchases of available for sale securities                                 (4,284)          (8,727)
  Purchases of held to maturity securities                                   (1,791)          (1,196)
  (Increase) decrease in loans                                               (1,136)           1,108
  Purchases of property & equipment                                            (414)             (36)
  Other                                                                          (3)              (5)
  Proceeds from sale of property & equipment                                     18                0
                                                                           --------         --------
        Net cash provided by (used in) investing activities                $ (4,213)        $ (2,564)
                                                                           --------         --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                    (3,731)            (279)
  Increase (decrease) in time deposits                                          (24)           1,521
  Dividends paid                                                                  0                0
  Purchase of treasury stock                                                     (1)             (44)
                                                                           --------         --------
        Net cash provided by (used in) financing activities                $ (3,756)        $  1,198
                                                                           --------         --------
        Increase (decrease) in cash and cash equivalents                   $ (7,236)        $   (679)

     Cash and cash equivalents at beginning of year                          14,154           12,883
                                                                           --------         --------
     Cash and cash equivalents at end of period                            $  6,918         $ 12,204
                                                                           ========         ========
 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                  $    737         $    376
                                                                           ========         ========
         Income taxes                                                      $    222         $      0
                                                                           ========         ========


   See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 1 - A BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


NOTE 3 - RELATED PARTIES

                  Directors, executive officers, and 10 % shareholders and their related interest had loans outstanding totaling $ 1,584,000 at June 30, 2000.


NOTE 4- EARNING PER SHARE

                  The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 117,697 and 117,736 for the quarters ended June 30, 2000 and 1999, respectively and during each six month period of 117,700 and 118,048 for the six month periods ended June 30, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

         The Company reported net income of $641,000 for the first six months of 2000 compared to $570,000 for the same period of 1999. The Company reported net income of $312,000 for the three months ended June 30, 2000 compared to $306,000 for the same period of 1999. On a per share basis, the net income was $5.45 for the first six months of 2000 compared to $4.83 for the same period on 1999 and $2.65 for the quarter ended June 30, 2000 compared to $2.60 for the same quarter of 1999. The Company recorded a provision for possible loan losses of $0 for the six month periods ended June 30, 2000 and 1999 and $0 for the three month periods ended June 30, 2000 and 1999. Net interest income increased 12.0% to $1,823,000 for the six month period ended June 30, 2000 compared to $1,628,000 for the same period of 1999. Net interest income increased 11.2% to $917,000 for the three month period ended June 30, 2000 compared to $825,000 for the same period of 1999.

         Total assets were $77,178,000 at June 30, 2000, a decrease of $3,054,000 from December 31, 1999. Loans increased by $1,136,000 or 4.02% from $28,253,000 at December 31, 1999 to $29,389,000 at June 30, 2000. Deposits
decreased by $3,756,000 or 5.33% from $70,434,000 at December 31, 1999 to
$66,678,000 at June 30, 2000.


RESULTS OF OPERATIONS


         NET INTEREST INCOME. Net interest income for the six months ended June 30, 2000 totaled $1,823,000, a $ 195,000 increase from the same period in 1999. Net interest income for the three months ended June 30, 2000 totaled $917,000 a $92,000 increase from the same period of 1999. Factors contributing to these increases include an increase in the average balance of investment securities and of loans as well as an increase in the average rate earned on taxable investment securities and on loans. This positive effect was partially negated by a decrease in the average balance of federal funds sold. The overall effect of volume and rate changes on net interest income during the six month period ended June 30, 2000 and the three month period ended June 30, 2000 was favorable.

         PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first six months of 2000 and 1999 and no provision for the three month periods ended June 30, 2000 and 1999. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 1.90% and 2.01% at June 30, 2000 and December 31, 1999, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

         NONINTEREST INCOME. For the first six months of 2000 noninterest income increased $34,000 or 10.6% compared to the same period of 1999. For the three month period ended June 30, 2000 noninterest income increased $17,000 or 11% compared to the same period of 1999.

Other non-interest income increased by $40,000 or 83.3% for the six month period ended June 30, 2000 compared to the same period of 1999. Other noninterest increased by $18,000 or 94.7% for the three month period ended June 30, 2000 compared to the same period of 1999. Part of these increases is the result of an increase in miscellaneous income and a gain on the sale of fixed assets in the first six months of 2000.

There were no securities gains in the six month periods ended June 30, 2000 and 1999 nor in the three month periods ended June 30, 2000 and 1999.

         NONINTEREST EXPENSE. For the first six months of 2000 noninterest expense increased $144,000 or 12.4% compared to the same period in 1999. For the three month period ended June 30, 2000 noninterest expense increased $109,000 or 19.7% compared to the same period in 1999.

Salaries and employee benefits, the largest component of noninterest expense, increased by $67,000 or 11.2% for the first six months of 2000 as compared to the same period in 1999. This increase was attributed to an overall increase in salaries. Salaries and employee benefits increased by $44,000 or 14.5% for the three month period ended June 30, 2000 as compared to the same period of 1999. This increase is also attributed to an overall increase in salaries.

         INCOME TAXES. The Company recorded provisions for income taxes of $234,000 for the six month period ended June 30, 2000 as compared to $220,000 for the same period of 1999. The provision for income taxes recorded for the three month period ended June 30, 2000 is $115,000 compared to $121,000 for the same period in 1999.


FINANCIAL CONDITION

         LOANS. Loans were $29,389,000 at June 30, 2000; up by $1,136,000 or
4.02% from December 31, 1999.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                June 30, 2000   Dec 31, 1999
                                                -------------   ------------
Commercial, Financial and Agricultural Loans        $ 4,749        $ 7,326
Real Estate Construction Loans                          435            949
Real Estate Mortgage Loans                           18,038         15,809
Consumer Loans                                        6,736          4,748
Industrial Revenue Bonds                                  0              0
                                                    -------        -------
      TOTAL LOANS                                   $29,958        $28,832

Allowance for possible loan losses                      569            579
Unearned income                                           0              0
                                                    -------        -------
                                                    $29,389        $28,253
                                                    =======        =======

         SECURITIES HELD TO MATURITY. Securities held to maturity were $4,593,000 at June 30, 2000; up by $1,793,000 or 64.04% from December 31, 1999.

         SECURITIES AVAILABLE FOR SALE. Securities available for sale were $32,694,000 at June 30, 2000; up by $1,271,000 or 4.04% from December 31, 1999.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:

                                                     June 30, 2000
                                    ----------------------------------------------
                                      HELD-TO-MATURITY         AVAILABLE-FOR-SALE

                                     AMORT        MARKET       AMORT        MARKET
                                      COST         VALUE        COST        VALUE

U.S. Treasury                       $ 4,093      $ 4,074      $ 1,500      $ 1,500
U.S. Government Agencies                500          495       14,909       14,434
Mortgaged-backed securities               0            0        7,627        7,396
State & Political Subdivisions            0            0        9,404        9,215
Equity Securities                         0            0          149          149
                                    -------      -------      -------      -------
                      TOTAL         $ 4,593      $ 4,569      $33,589      $32,694
                                    =======      =======      =======      =======


                                                  December 31, 1999
                                    ------------------------------------------------
                                      HELD-TO-MATURITY         AVAILABLE-FOR-SALE

                                     AMORT        MARKET       AMORT         MARKET
                                      COST         VALUE        COST          VALUE

U.S. Treasury                       $ 2,300      $ 2,276      $ 3,504      $  3,501
U.S. Government Agencies                500          496       12,912        12,536
Mortgaged-backed securities               0            0        7,147         6,931
State & Political Subdivisions            0            0        8,550         8,306
Equity Securities                         0            0          149           149
                                    -------      -------      -------      --------
                      TOTAL         $ 2,800      $ 2,772      $32,262      $ 31,423
                                    =======      =======      =======      ========

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

Nonperforming assets totaled $5,000 at June 30, 2000, a $104,000 (95.4%) decrease from December 31, 1999. The composition of nonperforming assets are illustrated below:

        Non-Performing Loans:                                  June 30, 2000    Dec 31, 1999
                                                               -------------    ------------

               Loans on Non-Accrual                                $  0            $  70
               Restructured loans which are not
                   on non-accrual                                     5               39
                                                                   ----            -----
                     Total nonperforming loans                        5              109

               Other Real Estate and repossessed assets
                   received in complete or partial
                   satisfaction of loan obligation                    0                0
                                                                   ----            -----
                     TOTAL NONPERFORMING ASSETS                    $  5            $ 109
                                                                   ====            =====
               Loans past due 90 days or more as to
                   principal or interest, but not on               $ 12            $   8
                   non-accrual                                     ====            =====


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                  June 30, 2000      Dec 31, 1999
                                                                  -------------      ------------

        Beginning balance                                             $ 579             $ 596

               Charge-offs:
                   Commercial, financial and agricultural
                     loans                                             --                 (13)
                   Real estate - construction loans                    --                  --
                   Real estate - mortgage loans                        --                  --
                   Installment loans to individuals                   (10)                 (7)
                                                                    -----               -----
                       Total charge-offs                              (10)                (20)
                                                                    -----               -----
               Recoveries:
                   Commercial, financial and agricultural loans        --                  --
                   Real estate - construction loans                    --                  --
                   Real estate - mortgage loans                        --                  --
                   Installment loans to individuals                    --                   3
                                                                    -----               -----
                       Total recoveries                                 0                   3
                                                                    -----               -----
               Net (charge-offs) recovery                             (10)                (17)
                                                                    -----               -----
               Provision charged against income                        --                  --
                                                                    -----               -----
               Balance at end of period                             $ 569               $ 579
                                                                    =====               =====
               Ratio of net (charge-offs) recoveries during
                   the period to average loans
                   outstanding during the period                    (0.03)%             (0.06)%
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

                                                   June 30, 2000                   December 31, 1999
                                            --------------------------         -------------------------
                                                            % OF LOANS                        % OF LOANS
                                                             TO TOTAL                          TO TOTAL
                                            AMOUNT             LOANS           AMOUNT            LOANS
                                            ------          ----------         ------         ----------

Commercial, financial and
  agricultural loans                        $  91               16%            $ 120               25%
Real estate - construction loans                6                1%                5                3%
Real estate - mortgage loans                  341               60%              238               55%
Consumer loans                                131               23%              216               17%
Industrial revenue bonds                        0                0%                0                0%
                                            -----                              -----
                                            $ 569              100%            $ 579              100%
                                            =====                              =====

      DEPOSITS. As of June 30, 2000 total deposits have decreased by $3,756,000 or 5.33 % from December 31, 1999. Noninterest bearing deposits increased by $ 41,000 or .17% from December 31, 1999 to June 30, 2000. Interest bearing deposits decreased by $3,797,000 or 8.14% from December 31, 1999 to June 30, 2000. The decrease in interest bearing deposits is attributable to the decrease in deposits by a local public body.

      CAPITAL. Shareholders' equity totaled $10,109,000 at June 30, 2000, compared to $9,506,000 at December 31, 1999. The increase is primarily the result of year to date net income . Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

         AMERICAN BANK & TRUST COMPANY                         June 30, 2000       Dec 31, 1999
               (Bank subsidiary)                               -------------       ------------

         Risk-based capital:
             Tier 1 risk-based capital ratio                       29.90%            28.57%
             Total risk-based capital ratio                        31.15%            29.82%
         Leverage ratio                                            13.68%            13.11%

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


                                    AMERICAN BANCORP, INC.
                                    -------------------------------------------
                                        (Registrant)


  August 7, 2000
----------------------------          /s/  Salvador L. Diesi
         DATE                       -------------------------------------------
                                       Salvador L. Diesi
                                       Chairman of the Board / President


  August 7, 2000
----------------------------          /s/  Ronald J. Lashute
         DATE                       -------------------------------------------
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