Form 10-Q
period 2000-09-30
AMERICAN BANCORP INC/LA
filed 2000-10-30
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          LOUISIANA                                         72-0951347
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (I R S Employer I. D. Number)
incorporation or organization)


                 321 EAST LANDRY STREET, OPELOUSAS, LA     70570
--------------------------------------------------------------------------------
               (Address of principal executive office)   (Zip Code)


                                 (337) 948-3056
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common stock, $5 Par Value----117,637 shares as of October 20, 2000

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)


                                                                                 Sept  30, 2000    Dec 31, 1999
                                                                                 --------------    ------------
ASSETS                                                                             (Unaudited)      (Note 1)

    Cash on deposit with subsidiary                                                $         31    $         32
    Investment in subsidiary                                                             10,643           9,468
    Dividend receivable                                                                       0               0
    Due from subsidiary                                                                      65              33
                                                                                   ------------    ------------
                      TOTAL ASSETS                                                 $     10,739    $      9,533
                                                                                   ============    ============

LIABILITIES

    Accrued income taxes payable                                                   $         60    $         27
    Other liabilities                                                                         0               0
                                                                                   ------------    ------------
                      TOTAL LIABILITIES                                            $         60    $         27
                                                                                   ------------    ------------

SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares;
  117,637 and 117,712 shares outstanding,
  respectively                                                                              600             600
Surplus                                                                                   2,150           2,150
Retained earnings                                                                         8,398           7,439
Treasury stock,  2,363 and 2,288 shares at cost,
   respectively                                                                            (134)           (129)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                           (335)           (554)
                                                                                   ------------    ------------
                      TOTAL SHAREHOLDERS' EQUITY                                   $     10,679    $      9,506
                                                                                   ------------    ------------
                      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $     10,739    $      9,533
                                                                                   ============    ============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                                                                  Sept  30, 2000   Dec 31, 1999
                                                                                  --------------   ------------
     ASSETS                                                                         (Unaudited)      (Note 1)

Cash and Due From Banks                                                            $      4,799    $      6,049
Federal Funds Sold                                                                        3,400           8,105
                                                                                   ------------    ------------
    Total Cash and Cash Equivalents                                                       8,199          14,154
Interest Bearing Deposits With Banks                                                        397           1,090
Securities Held to Maturity                                                               5,096           2,800
Securities Available for Sale                                                            31,963          31,423
Loans - Net of allowance for loan losses                                                 29,606          28,253
Bank Premises and Equipment                                                               1,462           1,108
Other Real Estate                                                                             0               0
Accrued Interest Receivable                                                                 624             616
Other Assets                                                                                698             788
                                                                                   ------------    ------------
     TOTAL ASSETS                                                                  $     78,045    $     80,232
                                                                                   ============    ============


     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits                                              $     24,039    $     23,803
 Interest Bearing Deposits:
    NOW Accounts                                                                          9,191          13,613
    Money Market Accounts                                                                 3,364           2,351
    Savings                                                                               9,257           9,399
    Time Deposits $ 100,000 or More                                                       5,267           4,618
    Other Time Deposits                                                                  15,841          16,650
                                                                                   ------------    ------------
     Total Deposits                                                                      66,959          70,434
Accrued Interest Payable                                                                    144             132
Other Liabilities                                                                           263             160
                                                                                   ------------    ------------
     TOTAL LIABILITIES                                                             $     67,366    $     70,726
                                                                                   ------------    ------------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares;
  117,637 and 117,712 shares outstanding,
  respectively                                                                              600             600
Surplus                                                                                   2,150           2,150
Retained Earnings                                                                         8,398           7,439
Treasury stock, 2,363 and 2,288 shares at cost,
  respectively                                                                             (134)           (129)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                                                           (335)           (554)
                                                                                   ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY                                                    $     10,679    $      9,506
                                                                                   ------------    ------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                      $     78,045    $     80,232
                                                                                   ============    ============

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                            Three Months Ended          Nine Months Ended
                                                   Sept 30,                  Sept 30,
                                           -----------------------    -----------------------
                                              2000         1999          2000         1999
                                           ----------   ----------    ----------   ----------
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary         $       14   $        0    $       14   $       50

OPERATING EXPENSES

    Directors fees                                  3            3             9            9
    Other expenses                                  1            1             2            1
                                           ----------   ----------    ----------   ----------
                   TOTAL EXPENSES                   4            4            11           10
                                           ----------   ----------    ----------   ----------
Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                         10           (4)            3           40

Provision for income taxes                          0            0             0            0
                                           ----------   ----------    ----------   ----------
Earnings  before equity in undistributed
earnings of subsidiary                             10           (4)            3           40

Equity in undistributed earnings of
subsidiary                                        308          288           956          814
                                           ----------   ----------    ----------   ----------

    Net Income                             $      318   $      284    $      959   $      854
                                           ==========   ==========    ==========   ==========

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                             Three Months Ended         Nine Months Ended
                                                  Sept 30,                   Sept 30,
                                           -----------------------   -----------------------
                                              2000         1999         2000         1999
                                           ----------   ----------   ----------   ----------
INTEREST INCOME:
    Interest and fees on loans             $      706   $      614   $    2,052   $    1,813
    Interest on investment securities:
       Taxable                                    451          398        1,309        1,142
       Tax-Exempt                                 103           90          311          243
    Other Interest                                 51          133          213          404
                                           ----------   ----------   ----------   ----------
       TOTAL INTEREST INCOME                    1,311        1,235        3,885        3,602
                                           ----------   ----------   ----------   ----------
INTEREST EXPENSE:
    Interest on deposits                          393          385        1,144        1,124
    Interest on short-term borrowings               0            0            0            0
                                           ----------   ----------   ----------   ----------
       TOTAL INTEREST EXPENSE                     393          385        1,144        1,124
                                           ----------   ----------   ----------   ----------
NET INTEREST INCOME                               918          850        2,741        2,478

Provision for possible loan losses                  0            0            0            0
                                           ----------   ----------   ----------   ----------
Net Interest Income after provision for
    possible loan losses                          918          850        2,741        2,478
                                           ----------   ----------   ----------   ----------
NON-INTEREST INCOME:
    Service charges on deposit accounts           138          136          406          410
    Investment securities gains (losses)            0            0            0            0
    Other                                          21           17          109           65
                                           ----------   ----------   ----------   ----------
       TOTAL NON-INTEREST INCOME                  159          153          515          475
                                           ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                332          325          999          925
    Net Occupancy Expense                         148          130          418          373
    Net cost of operation of O.R.E.O                0            1            0          (40)
    Other                                         162          156          529          514
                                           ----------   ----------   ----------   ----------
       TOTAL NON-INTEREST EXPENSE                 642          612        1,946        1,772
                                           ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                        435          391        1,310        1,181

Provision for income taxes                        117          107          351          327
                                           ----------   ----------   ----------   ----------
   NET INCOME                              $      318   $      284   $      959   $      854
                                           ==========   ==========   ==========   ==========
Net income per share of common stock       $     2.70   $     2.41   $     8.15   $     7.24
                                           ==========   ==========   ==========   ==========

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Nine Month Periods Ended Sept 30, 2000 & 1999
                                   (Unaudited)
                                 (In Thousands)

                                                                             ACCUMULATED
                                                                                 OTHER                  COMPREHENSIVE
                                        STOCK                   RETAINED     COMPREHENSIVE    TREASURY      INCOME
                                        AMOUNT      SURPLUS     EARNINGS         INCOME         STOCK                      TOTAL
                                      ----------   ----------  ----------    -------------   ----------   ----------     ----------

 Balance December 31, 1998            $      600   $    2,150  $    6,524    $         256   $      (85)  $        0     $    9,445
 Comprehensive income
     Net Income (Loss)                                     --         854              --            --          854            854
     Other comprehensive income,
        net of tax:
             Change in Unrealized
             gains (losses) on
             securities available
             for sale                                      --          --            (537)           --         (537)          (537)
                                                                                                          ----------
             Total comprehensive income                    --          --              --            --   $      317
                                                                                                          ==========
   Purchase of treasury stock                              --          --              --           (44)                        (44)
   Dividends paid                                          --           0              --            --                           0
                                      ----------   ----------  ----------      ----------    ----------                  ----------
   Balance , Sept 30, 1999            $      600   $    2,150  $    7,378      $     (281)   $     (129)                 $    9,718
                                      ==========   ==========  ==========      -=========    ==========                  ==========

 Balance December 31, 1999            $      600   $    2,150  $    7,439      $     (554)   $     (129)  $        0     $    9,506
 Comprehensive income
     Net Income (Loss)                                     --         959              --            --          959            959
     Other comprehensive income,
        net of tax:
             Change in Unrealized
             gains (losses) on
             securities available
             for sale                                      --          --             219            --          219            219
                                                                                                          ----------
            Total comprehensive income                     --          --              --            --   $    1,178
                                                                                                          ==========
  Purchase of treasury stock                                -           -               -            (5)                         (5)
  Dividends paid                                            -           0               -             -                           0
                                      ----------   ----------  ----------      ----------    ----------                  ----------
   Balance , Sept 30, 2000            $      600   $    2,150  $    8,398      $     (335)   $     (134)                 $   10,679
                                      ==========   ==========  ==========      -=========    ==========                  ==========


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Nine Months Ended Sept 30,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
OPERATING ACTIVITIES
  Net income                                                          $        959    $        854
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                   (72)            (29)
     Depreciation                                                              116              98
     (Gain) loss on disposal of assets                                          (9)            (40)
     (Increase) decrease in assets:
           Other real estate owned                                               0               0
           Accrued interest receivable                                          (8)             (8)
           Other assets                                                        (17)             13
     Increase (decrease) in  liabilities:
            Accrued interest payable                                            12              (6)
            Other liabilities                                                  104             128
                                                                      ------------    ------------
        Net cash provided by operating activities                     $      1,085    $      1,010
                                                                      ------------    ------------
INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks         $        693    $         99
  Proceeds from sales & maturities of available for sale securities          5,022           4,429
  Proceeds from sales & maturities of held to maturity securities                0           3,500
  Purchases of available for sale securities                                (5,160)        (13,520)
  Purchases of held to maturity securities                                  (2,293)         (2,099)
  (Increase) decrease in loans                                              (1,353)            581
  Purchases of property & equipment                                           (478)            (87)
  Other                                                                         (8)             (6)
  Proceeds from sale of property & equipment                                    18              40
                                                                      ------------    ------------
        Net cash provided  by (used in)  investing activities         $     (3,559)   $     (7,063)
                                                                      ------------    ------------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                   (3,516)            271
  Increase (decrease) in time deposits                                          40           3,221
  Dividends paid                                                                 0               0
  Purchase of treasury stock                                                    (5)            (44)
                                                                      ------------    ------------
        Net cash provided  by (used in) financing activities          $     (3,481)   $      3,448
                                                                      ------------    ------------
        Increase (decrease) in cash and cash equivalents              $     (5,955)   $     (2,605)

     Cash and cash equivalents at beginning of year                         14,154          12,883
                                                                      ------------    ------------
     Cash and cash equivalents at end of period                       $      8,199    $     10,278
                                                                      ============    ============
 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                             $      1,132    $      1,129
                                                                      ============    ============
         Income taxes                                                 $        324    $        250
                                                                      ============    ============

   See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1 - A BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended Sept 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


NOTE 3 - RELATED PARTIES

          Directors, executive officers, and 10% shareholders and their related interest had loans outstanding totaling $1,590,000 at Sept 30, 2000.


NOTE 4- EARNING PER SHARE

          The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 117,657 and 117,727 for the quarters ended Sept 30, 2000 and 1999, respectively and during each nine month period of 117,686 and 117,941 for the nine month periods ended Sept 30, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

     The Company reported net income of $959,000 for the first nine months of 2000 compared to $854,000 for the same period of 1999. The Company reported net income of $318,000 for the three months ended Sept 30, 2000 compared to $284,000 for the same period of 1999. On a per share basis, the net income was $8.15 for the first nine months of 2000 compared to $7.24 for the same period on 1999 and $2.70 for the quarter ended Sept 30, 2000 compared to $2.41 for the same quarter of 1999. The Company recorded a provision for possible loan losses of $0 for the nine month periods ended Sept 30, 2000 and 1999 and $0 for the three month periods ended Sept 30, 2000 and 1999. Net interest income increased 10.6% to $2,741,000 for the nine month period ended Sept 30, 2000 compared to $2,478,000 for the same period of 1999. Net interest income increased 8.0% to $918,000 for the three month period ended Sept 30, 2000 compared to $850,000 for the same period of 1999.

     Total assets were $78,045,000 at Sept 30, 2000, a decrease of $2,187,000 from December 31, 1999. Loans increased by $1,353,000 or 4.8% from $28,253,000 at December 31, 1999 to $29,606,000 at Sept 30, 2000. Deposits decreased by $3,475,000 or 4.9% from $70,434,000 at December 31, 1999 to $66,959,000 at Sept
30, 2000.


RESULTS OF OPERATIONS


     NET INTEREST INCOME. Net interest income for the nine months ended Sept 30, 2000 totaled $2,741,000, a $263,000 increase from the same period in 1999. Net interest income for the three months ended Sept 30, 2000 totaled $918,000 a $68,000 increase from the same period of 1999. Factors contributing to these increases include an increase in the average balance of investment securities and of loans as well as an increase in the average rate earned on taxable investment securities and on loans. This positive effect was partially negated by a decrease in the average balance of federal funds sold. The overall effect of volume and rate changes on net interest income during the nine month period ended Sept 30, 2000 and the three month period ended Sept 30, 2000 was favorable.

     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded no provision for possible loan losses for both the first nine months of 2000 and 1999 and no provision for the three month periods ended Sept 30, 2000 and 1999. The absence of a provision is the result of continued improvements in asset quality and low net charge offs of loans. As a percentage of outstanding loans, the allowance for possible loan losses was 1.89% and 2.01% at Sept 30, 2000 and December 31, 1999, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

     NONINTEREST INCOME. For the first nine months of 2000 noninterest income increased $40,000 or 8.4% compared to the same period of 1999. For the three month period ended Sept 30, 2000 noninterest income increased $6,000 or 3.9% compared to the same period of 1999.

Other non-interest income increased by $44,000 or 67.7% for the nine month period ended Sept 30, 2000 compared to the same period of 1999. Other noninterest increased by $4,000 or 23.5% for the three month period ended Sept 30, 2000 compared to the same period of 1999. Part of these increases is the result of an an increase in miscellaneous income and a gain on the sale of fixed assets in the first nine months of 2000.

There were no securities gains in the nine month periods ended Sept 30, 2000 and 1999 nor in the three month periods ended Sept 30, 2000 and 1999.

     NONINTEREST EXPENSE. For the first nine months of 2000 noninterest expense increased $174,000 or 9.8% compared to the same period in 1999. For the three month period ended Sept 30, 2000 noninterest expense increased $30,000 or 4.9% compared to the same period in 1999.

Salaries and employee benefits , the largest component of noninterest expense, increased by $74,000 or 8% for the first nine months of 2000 as compared to the same period in 1999. This increase was attributed to an overall increase in salaries. Salaries and employee benefits increased by $7,000 or 2.2% for the three month period ended Sept 30, 2000 as compared to the same period of 1999. This increase is also attributed to an overall increase in salaries.

     INCOME TAXES. The Company recorded provisions for income taxes of $351,000 for the nine month period ended Sept 30, 2000 as compared to $327,000 for the same period of 1999. The provision for income taxes recorded for the three month period ended Sept 30, 2000 is $117,000 compared to $107,000 for the same period in 1999.


FINANCIAL CONDITION

     LOANS. Loans were $29,606,000 at Sept 30, 2000; up by $1,353,000 or 4.8%
from December 31, 1999.



TABLE I - COMPOSITION OF LOAN PORTFOLIO


                                                                        Sept 30, 2000   Dec 31, 1999
                                                                        -------------   ------------
                      Commercial, Financial and Agricultural Loans       $      6,662   $      7,326
                      Real Estate Construction Loans                              406            949
                      Real Estate Mortgage Loans                               18,217         15,809
                      Consumer Loans                                            4,890          4,748
                      Industrial Revenue Bonds                                      0              0
                                                                         ------------   ------------
                            TOTAL LOANS                                  $     30,175   $     28,832

                      Allowance for possible loan losses                          569            579
                      Unearned income                                               0              0
                                                                         ------------   ------------
                                                                         $     29,606   $     28,253
                                                                         ============   ============

     SECURITIES HELD TO MATURITY. Securities held to maturity were $5,096,000 at Sept 30, 2000; up by $2,296,000 or 82% from December 31, 1999.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $31,963,000 at Sept 30, 2000; up by $540,000 or 1.7% from December 31, 1999.

TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:


                                                    September 30, 2000
                                 ---------------------------------------------------------
                                       HELD-TO-MATURITY            AVAILABLE-FOR-SALE

                                    AMORT          MARKET          AMORT          MARKET
                                    COST            VALUE           COST           VALUE

U.S. Treasury                    $      4,596   $      4,597   $          0   $          0
U.S. Government Agencies                  500            497         15,408         15,116
Mortgaged-backed securities                 0              0          7,580          7,445
State & Political Subdivisions              0              0          9,333          9,253
Equity Securities                           0              0            149            149
                                 ------------   ------------   ------------   ------------
                    TOTAL        $      5,096   $      5,094   $     32,470   $     31,963
                                 ============   ============   ============   ============

                                                    December 31, 1999
                                 ---------------------------------------------------------
                                       HELD-TO-MATURITY            AVAILABLE-FOR-SALE

                                    AMORT          MARKET          AMORT          MARKET
                                    COST            VALUE           COST           VALUE


U.S. Treasury                    $      2,300   $      2,276   $      3,504   $      3,501
U.S. Government Agencies                  500            496         12,912         12,536
Mortgaged-backed securities                 0              0          7,147          6,931
State & Political Subdivisions              0              0          8,550          8,306
Equity Securities                           0              0            149            149
                                 ------------   ------------   ------------   ------------
                    TOTAL        $      2,800   $      2,772   $     32,262   $     31,423
                                 ============   ============   ============   ============

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

Nonperforming assets totaled $4,000 at Sept 30, 2000, a $105,000 (96.3%) decrease from December 31, 1999. The composition of nonperforming assets are illustrated below:


             Non-Performing Loans:                              Sept 30, 2000   Dec 31, 1999
                                                                -------------   ------------
                      Loans on Non-Accrual                       $          0   $         70
                      Restructured loans which are not
                          on non-accrual                                    4             39
                                                                 ------------   ------------
                            Total nonperforming loans                       4            109

                      Other Real Estate and repossessed assets
                          received in complete or partial
                          satisfaction of loan obligation                   0              0
                                                                 ------------   ------------
                            TOTAL NONPERFORMING ASSETS           $          4   $        109
                                                                 ============   ============
                      Loans past due 90 days or more as to
                          principal or interest, but not on
                          non-accrual                            $         15   $          8
                                                                 ============   ============


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                                                Sept 30, 2000    Dec 31, 1999
                                                                                                -------------    ------------
                      Beginning balance                                                          $        579    $        596

                      Charge-offs:
                          Commercial, financial and agricultural loans                                     --             (13)
                          Real estate - construction loans                                                 --              --
                          Real estate - mortgage loans                                                     --              --
                          Installment loans to individuals                                                (10)             (7)
                                                                                                 ------------    ------------
                              Total charge-offs                                                           (10)            (20)
                                                                                                 ------------    ------------
                      Recoveries:
                          Commercial, financial and agricultural loans                                     --              --
                          Real estate - construction loans                                                 --              --
                          Real estate - mortgage loans                                                     --              --
                          Installment loans to individuals                                                 --               3
                                                                                                 ------------    ------------
                              Total recoveries                                                              0               3
                                                                                                 ------------    ------------
                      Net (charge-offs) recovery                                                          (10)            (17)
                                                                                                 ------------    ------------
                      Provision charged against income                                                     --              --
                                                                                                 ------------    ------------
                      Balance at end of period                                                   $        569    $        579
                                                                                                 ============    ============
                      Ratio of net (charge-offs) recoveries during the period
                          to average loans outstanding during the period                                (0.03)%          (0.06)%
                                                                                                 ============    ============

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


                                                              Sept 30, 2000              December 31, 1999
                                                         ------------------------    ------------------------
                                                                       % OF LOANS                  % OF LOANS
                                                                        TO TOTAL                    TO TOTAL
                                                           AMOUNT        LOANS         AMOUNT        LOANS
                                                         ----------    ----------    ----------    ----------
                      Commercial, financial and
                        agricultural loans               $      125            22%   $      120            25%
                      Real estate - construction loans            6             1%            5             3%
                      Real estate - mortgage loans              347            61%          238            55%
                      Consumer loans                             91            16%          216            17%
                      Industrial revenue bonds                    0             0%            0             0%
                                                         ----------                  ----------
                                                         $      569           100%   $      579           100%
                                                         ==========                  ==========


     DEPOSITS. As of Sept 30, 2000 total deposits have decreased by $3,475,000 or 4.9% from December 31, 1999. Noninterest bearing deposits increased by $236,000 or 1% from December 31, 1999 to Sept 30, 2000. Interest bearing deposits decreased by $3,711,000 or 8% from December 31, 1999 to Sept 30,
2000. The decrease in interest bearing deposits is attributable to the decrease in deposits by a local public body.

     CAPITAL. Shareholders' equity totaled $10,679,000 at Sept 30, 2000, compared to $9,506,000 at December 31, 1999. The increase is primarily the result of year to date net income . Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS


                                                                           -------------    -------------
                      AMERICAN BANK & TRUST COMPANY                        Sept 30, 2000    Dec 31, 1999
                                  (Bank subsidiary)                        -------------    -------------
                      Risk-based capital:
                          Tier 1 risk-based capital ratio                          30.48%           28.57%
                          Total risk-based capital ratio                           31.73%           29.82%
                      Leverage ratio                                               14.12%           13.11%


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



                                                AMERICAN BANCORP, INC.
                                       ---------------------------------------
                                                      (Registrant)



 Oct 26, 2000                          /s/  Salvador L. Diesi
---------------------                  ---------------------------------------
        DATE                             Salvador L. Diesi
                                         Chairman of the Board / President



 Oct 26, 2000                          /s/  Ronald J. Lashute
---------------------                  ---------------------------------------
        DATE                             Ronald J. Lashute
                                         Secretary/Treasurer
                                         of the Board

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                       DESCRIPTION
  -------                      -----------

    27                         Financial Data Schedule