Form 10-K
period 2000-12-31
AMERICAN BANCORP INC/LA
filed 2001-03-14
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000      Commission File Number 0-11928

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

Registrant's Telephone Number, including area code: (337) 948-3056

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $5,109,941

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: Common Stock, $5.00 Par Value, 117,630 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 11, 2001 are incorporated by reference into Part III.

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

        The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 2000, the State of Louisiana did not have any funds on deposit with the Bank.

         The Bank's general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

         The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with two banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 2000.

                                          (In thousands of dollars)
                                        Assets              Deposits
                                        ------              --------
American Bank and Trust Company       $  82,760            $  71,318
St. Landry Bank and Trust Company     $ 212,595            $ 175,090
St. Landry Homestead                  $ 163,697            $ 122,647
Washington State Bank                 $  82,240            $  72,075
First Federal Savings & Loan          $  79,890            $  43,680

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

         The banking industry is affected by the monetary and fiscal policies of the FRB. An important function of the FRB is to regulate the national supply of bank credit to moderate recessions and to curb inflation. Among the instruments of monetary policy used by the FRB to implement its objectives are: open-market operations of U.S. Government securities, changes in the discount rate and the federal funds rate (which is the rate banks charge each other for overnight borrowings) and changes in reserve requirements on bank deposits.

Employees

         During 2000, the average number of full-time equivalent employees at the Bank was 45. This includes the officers of the Company that are listed under
Item 1 below.

         There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

        The executive officers of the Company are as follows:


                                        Years of
   Officer Name                          Service               Age              Position Currently Held
   ------------                         ---------              ---              -----------------------
Salvador L. Diesi, Sr.                     27                   70              Chairman of the Board of the
                                                                                  Company and the Bank;
                                                                                  President of the Company and
                                                                                  the Bank

Ronald J. Lashute                          28                   51              Executive Vice-President and
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

Statistical Information

         The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 2000 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

         The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                          December 31,
                                                --------------------------------
                                                 2000         1999         1998
                                                 ----         ----         ----
Securities held to maturity:
   U.S. Treasury                                $4,396       $2,300       $2,696
   U.S. Government Agencies                        500          500        3,005
                                                ------       ------       ------

                                                $4,896       $2,800       $5,701
                                                ======       ======       ======

                                                          December 31,
                                                --------------------------------
                                                 2000         1999         1998
                                                 ----         ----         ----
Securities available for sale:
   Mortgage-backed securities                    $ 7,253     $ 6,931     $ 4,455
   U.S. Treasury securities                           --       3,501       3,553
   U.S. Government Agencies                       14,413      12,536       9,002
   State and Political subdivisions                9,252       8,306       6,907
   Equity securities                                 149         149          97
                                                 -------     -------     -------

                                                 $31,067     $31,423     $24,014
                                                 =======     =======     =======

         The following tables set forth the maturities of investment securities at December 31, 2000, 1999, and 1998 and the weighted average yields of such securities (in thousands of dollars):

                                                             December 31, 2000
                          ----------------------------------------------------------------------------------------
                                                      After One               After Five
                                                      But Within              But Within               After
                             Within One Year          Five Years              Ten Years             Ten Years
                           --------------------  -------------------    ------------------     ------------------
                            Amount     Yield      Amount     Yield       Amount     Yield       Amount     Yield
                           --------   --------   --------   --------    --------   -------     --------   -------
Securities held
   to maturities:
      U.S. Treasury        $  2,601    5.61%     $  1,795    6.61%      $     --       --%     $     --        --%
      U.S. Government
         Agencies               500    6.43            --      --             --       --            --        --
                           --------              --------               --------               --------

            Total held
              to
              maturity        3,101    5.74         1,795    6.61             -0-      --            -0-       --
                           --------              --------               --------               --------

Securities
   available for
   sale:
      U.S. Government
         Agencies               500    6.50        11,419    6.43          2,495     6.65            --        --
      Mortgage-backed
         securities              36    7.37         1,888    5.79          2,366     6.59         2,962      7.10
      State and
         Political
         Subdivisions         1,033    6.89         4,099    6.87          3,798     7.08           322      8.15
      Equity
         securities             149      --            --      --             --       --            --        --
                           --------              --------               --------               --------

            Total
              available
              for sale        1,718    6.83        17,406    6.48          8,659     6.91         3,284      7.19
                           --------              --------               --------               --------

            Total
              securities   $  4,819    6.13%     $ 19,201    6.49%      $  8,659     6.91%     $  3,284      7.19%
                           ========  ======      ========  ======       ========   ======      ========    ======

                                                             December 31, 1999
                          ----------------------------------------------------------------------------------------
                                                      After One               After Five
                                                      But Within              But Within               After
                             Within One Year          Five Years              Ten Years             Ten Years
                           --------------------  -------------------    ------------------     ------------------
                            Amount     Yield      Amount     Yield       Amount     Yield       Amount     Yield
                           --------   --------   --------   --------    --------   -------     --------   -------
Securities held
   to maturities:
      U.S. Treasury       $    200      4.54%   $  2,100     5.44%     $     --       -- %    $     --        -- %
      U.S. Government
         Agencies               --        --         500     6.43            --       --            --        --
                          --------              --------               --------               --------

            Total held
              to
              maturity         200      4.54       2,600     5.63            -0-      --            -0-        --
                          --------              --------               --------               --------

Securities
   available for
   sale:
      U.S. Treasury          3,501      5.75          --       --            --       --            --        --
      U.S. Government
         Agencies               --        --       9,635     6.12         2,901     6.62            --        --
      Mortgage-backed
         securities             --        --       2,004     6.04           444     5.61         4,483      6.58
      State and
         Political
         Subdivisions          529      7.37       4,093     6.84         3,186     7.23           498      7.43
      Equity
         securities            149        --          --       --            --       --            --        --
                          --------              --------               --------               --------

            Total
              available
              for sale       4,179      5.96      15,732     6.30         6,531     6.85         4,981      6.66
                          --------              --------               --------               --------

            Total
              securities  $  4,379      5.89%   $ 18,332     6.20%     $  6,531     6.85%     $  4,981      6.66%
                          ========    ======    ========   ======      ========   ======      ========    ======

                                                             December 31, 1998
                          ----------------------------------------------------------------------------------------
                                                      After One               After Five
                                                      But Within              But Within               After
                             Within One Year          Five Years              Ten Years             Ten Years
                           --------------------  -------------------    ------------------     ------------------
                            Amount     Yield      Amount     Yield       Amount     Yield       Amount     Yield
                           --------   --------   --------   --------    --------   -------     --------   -------
Securities held
   to maturities:
      U.S. Treasury        $ 2,496      6.25%    $   200      4.54%      $    --     -- %      $    --        -- %
      U.S. Government
         Agencies              506      6.22       1,999      6.91           500    7.03            --        --
                           -------               -------                 -------               -------

            Total held
              to
              maturity       3,002      6.24       2,199      6.69           500    7.03           -0-        --
                           -------               -------                 -------               -------

Securities
   available for
   sale:
      U.S. Treasury             --        --       3,553      5.75            --      --            --        --
      U.S. Government
         Agencies               --        --       7,966      6.25         1,036    6.06            --        --
      Mortgage-backed
         securities             --        --         669      6.85         2,301    5.77         1,485      6.82
      State and
         Political
         Subdivisions          222      7.48       3,011      7.16         3,113    7.12           561      7.11
      Equity
         securities             97        --          --        --            --      --            --        --
                           -------               -------                 -------               -------

            Total
              available
              for sale         319      7.48      15,199      6.34         6,450    6.47         2,046      6.90
                           -------               -------                 -------               -------

            Total
              securities   $ 3,321      6.33%    $17,398      6.38%      $ 6,950    6.51%      $ 2,046      6.90%
                           =======    ======     =======    ======       =======  ======       =======    ======


* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 2000, 1999 and 1998.

Loan Portfolio

        Loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                             December 31,
                                       --------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                       --------    --------    --------    --------    --------
Commercial, financial and
    agricultural                       $  6,946    $  7,326    $  7,666    $  7,549    $  7,437
Real Estate - Construction                  539         949          51         359         285
Real Estate - Mortgage                   20,052      15,809      15,361      15,543      16,278
Installment                               5,122       4,748       4,981       4,984       4,925
                                       --------    --------    --------    --------    --------

          Total                          32,659      28,832      28,059      28,435      28,925
Less:
    Allowance for possible
       loan losses                         (579)       (579)       (596)       (600)       (614)
    Unearned income                          --          --          --          --          --
                                       --------    --------    --------    --------    --------

                                       $ 32,080    $ 28,253    $ 27,463    $ 27,835    $ 28,311
                                       ========    ========    ========    ========    ========

Selected Loan Maturities

         The following table shows selected categories of loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the amounts indicated. Also, the amounts are classified according to the sensitivity to the changes in interest rates (in thousands).

                                                              Maturing
                                                -------------------------------------
                                                One Year  Over One
                                                   or        to      Over
                                                Less (1)  5 Years   5 Years    Total
                                                --------  --------  -------   -------
Maturity of Loans:
  Commercial, financial and
    agricultural                                $ 3,076   $ 2,945   $   152   $ 6,173
  Real Estate - mortgage and
    construction                                  3,051    14,320     3,993    21,364
                                                -------   -------   -------   -------

      Total                                     $ 6,127   $17,265   $ 4,145   $27,537
                                                =======   =======   =======   =======

Interest Rate Sensitivity of Loans:
  With predetermined interest rates             $ 4,513   $16,177   $ 1,809   $22,499
  With floating interest rates (2)                1,614     1,088     2,336     5,038
                                                -------   -------   -------   -------

      Total                                     $ 6,127   $17,265   $ 4,145   $27,537
                                                =======   =======   =======   =======

(l) Includes demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts.

(2) The floating interest rate loans generally fluctuate according to a formula based on a prime rate.

         The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis; (b) loans contractually past due ninety days or more as to interest or principal payments [but not included in the nonaccrual loans in (a) above];(c) other loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower [exclusive of loans in (a) or (b) above]; and
(d) loans now current where there are serious doubts as to the ability of the borrower to comply with present loan requirement terms (in thousands of dollars).

                                                             December 31,
                                       --------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                       --------    --------    --------    --------    --------
Loans accounted for on a nonaccrual
    basis                              $     -     $     70        145     $    308    $    496
Restructured loans which are not
    on non-accrual                           34          39         61           70          94
                                       --------    --------    -------     --------    --------

                                             34         109         206         378         590
Other real estate and repossessed
    assets received in complete or
    partial satisfaction of loan
    obligations                              --          --          --           7          14
                                       --------    --------    --------    --------    --------

       Total nonperforming assets      $     34    $    109    $    206    $    385    $    604
                                       ========    ========    ========    ========    ========

Loans contractually past due 90 days
    or more as to principal or
    interest, but which were not on
    non-accrual                        $     11    $      8    $     15    $      9    $     27
                                       ========    ========    ========    ========    ========

         As of January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which, as it relates to in-substance foreclosures, requires that a creditor continue to classify these assets as loans in the balance sheet unless the creditor receives physical possession of the collateral. The Company had no in-substance foreclosures at the date of adoption of SFAS No. 114. At December 31, 2000, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $-0-, with the related allowance for loan losses of $-0-.

         The effect of nonperforming loans on interest income has not been substantial in the past five years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $3,857, $9,501, $32,424, $53,417 and $59,717 for the years 2000, 1999, 1998,
1997 and 1996, respectively. Interest income in the amount of $2,490, $2,733, $4,796, $5,621 and $6,633 on nonperforming loans during 2000, 1999, 1998, 1997 and 1996, respectively, was recorded.

         At December 31, 2000, 1999, 1998, 1997 and 1996, there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

        The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

        At December 31, 2000, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

         The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 2000, 1999, 1998, 1997, and 1996; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                 2000     1999       1998      1997     1996
                                               -------   -------   -------   -------   ------
Amount of loans outstanding
  at end of period                             $32,660   $28,832   $28,058   $28,435   $28,926
                                               =======   =======   =======   =======   =======

Average amount                                 $29,974   $26,880   $28,548   $27,797   $27,635
                                               =======   =======   =======   =======   =======

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                 2000     1999       1998      1997     1996
                                               -------   -------   -------   -------   ------
Beginning balance                               $ 579     $ 596     $ 600     $ 614    $ 624
Provision charged against income                   11        --        --        --       --
                                                -----     -----     -----     -----    -----
                                                  590       596       600       614      624
                                                -----     -----     -----     -----    -----
Charge-offs:
    Commercial, financial and
       agricultural loans                          (3)      (13)       --        (1)      --
    Real estate mortgage loans                     --        --        --        --       --
    Real estate construction loans                 --        --        --        --       --
    Installment loans                              (8)       (7)      (15)      (16)     (18)
                                                -----     -----     -----     -----    -----
       Total charge-offs                          (11)      (20)      (15)      (17)     (18)
                                                -----     -----     -----     -----    -----

Recoveries:
    Commercial, financial and
       agricultural loans                          --        --        --        --        5
    Real estate mortgage loans                     --        --        --        --        1
    Real estate construction loans                 --        --        --        --       --
    Installment loans                              --         3        11         3        2
                                                -----     -----     -----     -----    -----
                                                   -0-        3        11         3        8
                                                -----     -----     -----     -----    -----

Net (charge-offs) recoveries                      (11)      (17)       (4)      (14)     (10)
                                                -----     -----     -----     -----    -----

Ending balance                                  $ 579     $ 579     $ 596     $ 600    $ 614
                                                =====     =====     =====     =====    =====

Ratio of net (charge-offs)
    recoveries during the period to
    average loans outstanding during
    the period                                   (.04)%    (.06)%    (.01)%    (.05)%   (.04)%
                                                =====     =====     =====     =====    =====

         The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                        December 31, 2000          December 31, 1999
                                      --------------------      ---------------------
                                                % of Loans                % of Loans
                                               Outstanding                Outstanding
                                                 to Total                  to Total
                                     Allowance    Loans         Allowance    Loans
                                     --------- -----------      --------- -----------
Commercial, financial and
  agricultural loans                  $  115      21.27%          $  120     25.41%
Real estate construction                   4       1.65                5      3.29
Real estate mortgage loans               236      61.40              238     54.83
Installment loans                        224      15.68              216     16.47
                                      ------     ------           ------    ------

                                      $  579     100.00%          $  579    100.00%
                                      ======     ======           ======    ======

                                        December 31, 1998          December 31, 1997
                                      --------------------      ---------------------
                                                % of Loans                % of Loans
                                               Outstanding                Outstanding
                                                 to Total                  to Total
                                     Allowance    Loans         Allowance    Loans
                                     --------- -----------      --------- -----------
Commercial, financial and
  agricultural loans                   $  135     27.32%         $  218      26.55%
Real estate construction                    1       .18               5       1.27
Real estate mortgage loans                272     54.75              97      54.66
Installment loans                         188     17.75             280      17.52
                                       ------    ------          ------     ------

                                       $  596    100.00%         $  600     100.00%
                                       ======    ======          ======     ======

                                        December 31, 1996
                                     -----------------------
                                                  % of Loans
                                                 Outstanding
                                                   to Total
                                     Allowance      Loans
                                     ---------   -----------
Commercial, financial and
    agricultural loans                 $  201       25.71%
Real estate construction                    3         .98
Real estate mortgage loans                146       56.28
Installment loans                         264       17.03
                                       ------      ------

                                       $  614      100.00%
                                       ======      ======

Deposits

         The average amount of deposits, using daily average balances for 2000, 1999, and 1998, is summarized for the periods indicated in the following table (in thousands of dollars):

                                         Year Ended December 31,
                                       ---------------------------
                                        2000      1999      1998
                                       -------   -------   -------
Non-interest bearing demand deposits   $25,600   $23,962   $19,070
Interest-bearing demand deposits        11,630    10,838    11,104
Savings deposits                         9,216     9,714     9,223
Time deposits                           20,969    22,030    19,747
                                       -------   -------   -------

                                       $67,415   $66,544   $59,144
                                       =======   =======   =======

Return on equity and assets

        The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                         Year Ended December 31,
                                       ---------------------------
                                        2000      1999      1998
                                       -------   -------   -------
Percentage of net income to:
  Average total assets                    1.54%    1.42%    1.47%
  Average shareholders' equity           11.91%   11.38%   11.27%

Percentage of dividends declared per
  common share to net income per
  common share                           16.62%   15.74%   14.76%

Percentage of average shareholders'
  equity to daily average total assets   12.96%   12.47%   13.06%

Short-Term Borrowing

         The Company's short-term borrowing and the average interest rate thereon at the end of the last three years, are as follows (in thousands of dollars):

                                         Year Ended December 31,
                                       ---------------------------
                                        2000      1999      1998
                                       -------   -------   -------
Balance at December 31                 $    --   $    --   $    --
Weighted average interest rate at
  year end                                  --%       --%       --%
Maximum amount outstanding at any
  month's end                          $    --   $    --   $    --
Average amount outstanding during
  the year                             $    --   $    --   $    29
Weighted average interest rate
  during the year                           --%       --%     6.90%

Forward-Looking Statements

         Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand and changes in the assumption used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements.

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

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters

                                      MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                         Dividends
               Year               Quarter                    High                   Low                  Per Share
              ------             ---------                  ------                ------                ----------
               2000              First                      $   61                $   61                    $  --
                                 Second                         62                    62                       --
                                 Third                          64                    64                       --
                                 Fourth                         68                    30                     1.70

               1999              First                      $   60                $   60                    $  --
                                 Second                         61                    61                       --
                                 Third                          61                    61                       --
                                 Fourth                         62                    62                     1.45

         Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 514 shareholders of record at December 31, 2000.

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

         Applicable Louisiana law prohibits a state bank subsidiary from paying a dividend if its surplus remaining after payment of the dividend would be less than half the aggregate par value of its outstanding stock. In addition, a state bank subsidiary is required to obtain the prior approval of the Commissioner of Financial Institutions of Louisiana before declaring or paying a dividend in a given year if the total of all dividends declared or paid during that year would exceed the total of its net profits for that year combined with the net profits from the immediately preceding year less dividends paid during these periods.

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

Item 8.  Financial Statements and Supplementary Data

         The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 58 in the Annual Report are incorporated herein by reference:

        Consolidated Balance Sheets - December 31, 2000 and 1999
        Consolidated Statements of Income - Years Ended December 31, 2000,
            1999, and 1998
        Consolidated  Statements of  Shareholders'  Equity - Years Ended
            December 31,  2000, 1999, and 1998
        Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
            1999, and 1998
        Notes to Consolidated Financial Statements


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)     1. Financial Statements

                      The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 58 of the Registrant's Annual Report are incorporated by reference in Item 8:

                         Consolidated Balance Sheets - December 31, 2000 and
                              1999
                         Consolidated Statements of Income - Years Ended
                              December 31, 2000, 1999 and 1998
                         Consolidated Statements of Shareholders' Equity - Years
                              Ended December 31, 2000, 1999 and 1998
                         Consolidated Statements of Cash Flows - Years Ended
                              December 31, 2000, 1999 and 1998
                         Notes to Consolidated Financial Statements

              (a)     2. Financial Statement Schedules

                      The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

              (a)     3. Exhibits

                      (13)    2000 Annual Report to Shareholders
                      (22)    Proxy  Statement  for  Annual  Meeting  of
                                Shareholders  to be held on April 11, 2001
                      (23)    Consent of Independent Auditors

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

                                      Date:  March 07, 2001
                                             --------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Salvador L. Diesi, Sr.                  /s/ Jasper J. Artall
----------------------------------------    -----------------------------------
Salvador L. Diesi, Sr., Chairman of         Jasper J. Artall, Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date:  March 07, 2001                       Date: March 07, 2001
       ----------------------------------         -----------------------------

/s/ Ronald J. Lashute                       /s/  Walter J.  Champagne,  Jr.
-----------------------------------------   ------------------------------------
Ronald J. Lashute, Executive Vice-          Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Company

Date:  March 07, 2001                       Date: March 07, 2001
       ---------------------------------          -----------------------------


                                            /s/ J. C. Diesi
                                            -----------------------------------
                                            J. C. Diesi, Director



                                            Date: March 07, 2001
                                                  -----------------------------

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 13.1                 2000 Annual Report to shareholders of American
                      Bancorp, Inc.

 22.1                 2000 Proxy Statement for annual meeting of shareholders.

 23.1                 Consent of Independent Auditors.