Form 10-Q
period 2001-03-31
AMERICAN BANCORP INC/LA
filed 2001-05-14
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

                         Commission File Number 0-11928


                    AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


         LOUISIANA                                        72-0951347
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I R S Employer I. D. Number)
 incorporation or organization)


 321 EAST LANDRY STREET, OPELOUSAS, LA                      70570
---------------------------------------         -------------------------------
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

Common stock, $5 Par Value------117,244 shares as of April 30, 2001

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)

                                                                              March 31, 2001    Dec 31, 2000
                                                                              --------------    ------------
ASSETS
                                                                                (Unaudited)        (Note 1)

    Cash on deposit with subsidiary                                             $         17    $         27
    Investment in subsidiary                                                          11,580          11,044
    Dividend receivable                                                                    0               0
    Due from subsidiary                                                                  116              28
                                                                                ------------    ------------

                        TOTAL ASSETS                                            $     11,713    $     11,099
                                                                                ============    ============

LIABILITIES


    Accrued income taxes payable                                                $        110    $         23
    Other liabilities                                                                      0               0
                                                                                ------------    ------------

                        TOTAL LIABILITIES                                       $        110    $         23
                                                                                ------------    ------------

SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,244 and 117,630 shares outstanding,
  respectively                                                                  $        600    $        600
Surplus                                                                                2,150           2,150
Retained earnings                                                                      8,698           8,442
Treasury stock,  2,756 and 2,370 shares at cost,
   respectively                                                                         (162)           (135)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                         317              19
                                                                                ------------    ------------

                        TOTAL  SHAREHOLDERS'  EQUITY                            $     11,603    $     11,076
                                                                                ------------    ------------

                        TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY              $     11,713    $     11,099
                                                                                ============    ============



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                                   March 31, 2001    Dec 31, 2000
                                                   --------------    ------------
                                                      (Unaudited)      (Note 1)
     ASSETS
Cash and Due From Banks                              $      4,959    $      6,901
Federal Funds Sold                                          6,350           4,775
                                                     ------------    ------------

    Total Cash and Cash Equivalents                  $     11,309    $     11,676
Interest Bearing Deposits With Banks                          199             298
Securities Held to Maturity                                 3,697           4,896
Securities Available for Sale                              29,886          31,067
Loans - Net of allowance for loan losses                   33,297          32,080
Bank Premises and Equipment                                 1,639           1,550
Other Real Estate                                               0               0
Accrued Interest Receivable                                   529             666
Other Assets                                                  543             527
                                                     ------------    ------------
     TOTAL ASSETS                                    $     81,099    $     82,760
                                                     ============    ============

     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits                $     26,537    $     25,926
 Interest Bearing Deposits:
    NOW Accounts                                            7,721          12,772
    Money Market Accounts                                   2,817           2,602
    Savings                                                10,400           9,358
    Time Deposits $ 100,000 or More                         5,554           5,179
    Other Time Deposits                                    15,847          15,482
                                                     ------------    ------------
     Total Deposits                                  $     68,876    $     71,319
Accrued Interest Payable                                      145             159
Other Liabilities                                             475             206
                                                     ------------    ------------
     TOTAL LIABILITIES                               $     69,496    $     71,684
                                                     ------------    ------------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,244 and 117,630 shares outstanding,
  respectively                                       $        600    $        600
Surplus                                                     2,150           2,150
Retained Earnings                                           8,698           8,442
Treasury stock, 2,756 and 2,370 shares at cost,
     respectively                                            (162)           (135)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                              317              19
                                                     ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY                      $     11,603    $     11,076
                                                     ------------    ------------
     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY       $     81,099    $     82,760
                                                     ============    ============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands )


                                                                     Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               -------------   -------------
INCOME FROM SUBSIDIARY
    Dividends from bank subsidiary                             $          22   $          --

OPERATING EXPENSES

    Directors fees                                                         3               3
    Other expenses                                                         1               1
                                                               -------------   -------------

                     TOTAL EXPENSES                                        4               4

Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                                                18              (4)
Provision for income taxes                                                 0               0
                                                               -------------   -------------

Earnings  before equity in undistributed
earnings of subsidiary                                                    18              (4)

Equity in undistributed earnings of
subsidiary                                                               238             333
                                                               -------------   -------------

    Net Income                                                 $         256   $         329
                                                               =============   =============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In Thousands Except for Per Share Data)


                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------     INCREASE
                                                    2001          2000         (DECREASE)
                                                ------------   ------------   ------------
INTEREST INCOME:
    Interest and fees on loans                  $        741   $        667   $         74
                                                ------------   ------------   ------------
    Interest on investment securities:
       Taxable                                           381            416            (35)
       Tax-Exempt                                        102            103             (1)
    Other Interest                                        92             91              1
                                                ------------   ------------   ------------

       TOTAL INTEREST INCOME                           1,316          1,277             39
                                                ------------   ------------   ------------
INTEREST EXPENSE:
    Interest on deposits                                 400            371             29
    Interest on short-term borrowings                      0              0              0
                                                ------------   ------------   ------------
       TOTAL INTEREST EXPENSE                            400            371             29
                                                ------------   ------------   ------------
NET INTEREST INCOME                                      916            906             10

Provision for possible loan losses                        10              0             10
                                                ------------   ------------   ------------

Net Interest Income after provision for
    possible loan losses                                 906            906              0
                                                ------------   ------------   ------------

NON-INTEREST INCOME:
    Service charges on deposit accounts                  133            133              0
    Investment securities gains (losses)                   0              0              0
    Other                                                 28             51            (23)
                                                ------------   ------------   ------------
       TOTAL NON-INTEREST INCOME                         161            184            (23)
                                                ------------   ------------   ------------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                       387            320             67
    Net Occupancy Expense                                151            127             24
    Net cost of operation of O.R.E.O                       0              0              0
    Other                                                190            195             (5)
                                                ------------   ------------   ------------

       TOTAL NON-INTEREST EXPENSE                        728            642             86
                                                ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                               339            448           (109)

Provision for income taxes                                83            119            (36)
                                                ------------   ------------   ------------

   NET INCOME                                   $        256   $        329   $        (73)
                                                ============   ============   ============

Net income per share of common stock            $       2.18   $       2.80   $      (0.62)
                                                ============   ============   ============


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the
          Three Month Periods Ended March 31, 2001 & 2000
                                  (Unaudited)
                                 (In Thousands)


                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                    STOCK                   RETAINED    COMPREHENSIVE      TREASURY     COMPREHENSIVE
                                    AMOUNT       SURPLUS    EARNINGS       INCOME           STOCK           INCOME         TOTAL
                                   ---------   ----------   ---------   -------------    ------------   -------------    ---------
Balance December 31, 1999          $     600   $    2,150   $   7,439    $       (554)   $       (129)   $          0    $   9,506
Comprehensive income
 Net Income (Loss)                                     --         329              --              --             329          329
 Other comprehensive income,
   net of tax:
    Change in Unrealized gains
    (losses) on securities
    available for sale                                 --          --            (117)             --            (117)        (117)
                                                                                                         ------------
     Total comprehensive income                        --          --              --              --    $        212
                                                                                                         ============

  Purchase of treasury stock                           --          --              --              (1)                          (1)
  Dividends paid                                       --           0              --              --                            0
                                   ---------   ----------   ---------    ------------    ------------                    ---------

  Balance , March 31, 2000         $     600   $    2,150   $   7,768    $       (671)   $       (130)                   $   9,717
                                   =========   ==========   =========    ============    ============                    =========

Balance December 31, 2000          $     600   $    2,150   $   8,442    $         19    $       (135)   $          0    $  11,076
Comprehensive income
 Net Income (Loss)                                     --         256              --              --             256          256
 Other comprehensive income,
   net of tax:
    Change in Unrealized gains
    (losses) on securities
    available for sale                                 --          --             298              --             298          298
                                                                                                         ------------
     Total comprehensive income                        --          --              --              --    $        554
                                                                                                         ============

 Purchase of treasury stock                            --          --              --             (27)                         (27)
 Dividends paid                                        --                          --              --                           --
                                   ---------   ----------   ---------    ------------    ------------                    ---------

  Balance , March 31, 2001         $     600   $    2,150   $   8,698    $        317    $       (162)                   $  11,603
                                   =========   ==========   =========    ============    ============                    =========



    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
OPERATING ACTIVITIES
  Net income                                                             $        256    $        329
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                      (30)            (21)
     Depreciation                                                                  43              32
     Provision for loan loss                                                       10               0
     (Gain) loss on disposal of assets                                              0               0
     (Increase) decrease in assets:
           Other real estate owned                                                  0               0
           Accrued interest receivable                                            137              47
           Other assets                                                           (16)             23
     Increase (decrease) in  liabilities:
            Accrued interest payable                                              (14)             (6)
            Other liabilities                                                     269             144
                                                                         ------------    ------------
        Net cash provided by operating activities                        $        655    $        548
                                                                         ------------    ------------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks            $         99    $         99
  Proceeds from sales & maturities of available for sale securities             6,302             832
  Proceeds from sales & maturities of held to maturity securities                 700               0
  Purchases of available for sale securities                                   (4,303)         (2,064)
  Purchases of held to maturity securities                                          0            (300)
  (Increase) decrease in loans                                                 (1,217)           (660)
  Purchases of property & equipment                                              (133)           (232)
  Other                                                                             0              (2)
                                                                         ------------    ------------
        Net cash provided  by (used in)  investing activities            $      1,448    $     (2,327)
                                                                         ------------    ------------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                $     (3,183)   $     (2,194)
  Increase (decrease) in time deposits                                            740             (40)
  Dividends paid                                                                    0               0
  Purchase of treasury stock                                                      (27)             (1)
                                                                         ------------    ------------

        Net cash provided  by (used in) financing activities             $     (2,470)   $     (2,235)
                                                                         ------------    ------------

        Increase (decrease) in cash and cash equivalents                 $       (367)   $     (4,014)

     Cash and cash equivalents at beginning of year                            11,676          14,154
                                                                         ------------    ------------

     Cash and cash equivalents at end of period                          $     11,309    $     10,140
                                                                         ============    ============

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                $        414    $        377
                                                                         ============    ============

         Income taxes                                                    $         --    $         --
                                                                         ============    ============


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE 1 - A BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

                  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  For further information, refer to the consolidated financial statements and footnotes thereto included in American Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 2000.



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


NOTE 3 - RELATED PARTIES

                  Directors, executive officers, and 10% shareholders and their related interest had loans outstanding totaling $944,000 at March 31, 2001.


NOTE 4- EARNING PER SHARE

                  The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 117,364 and 117,704 for the quarters ended March 31, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


         Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

         The Company reported net income of $ 256,000 for the first three months of 2001 compared to $ 329,000 for the same period of 2000. On a per share basis, the net income was $ 2.18 for the first three months of 2001 compared to $ 2.80 for the same period of 2000. The Company recorded a provision for possible loan losses of $ 10,000 and $ 0 for the three months ended March 31, 2001 and 2000, respectively. Net interest income increased 1.10% to $ 916,000 for the first three months of 2001 compared to $ 906,000 for the same period of 2000.

         Total assets were $ 81,099,000 at March 31, 2001, a decrease of $1,661,000 from December 31, 2000. Loans increased by $ 1,217,000 or 3.79 % from $ 32,080,000 at December 31, 2000 to $ 33,297,000 at March 31, 2001. Deposits
decreased by $ 2,443,000 or 3.43 % from $ 71,319,000 at December 31, 2000 to
$68,876,000 at March 31, 2001.


RESULTS OF OPERATIONS


         NET INTEREST INCOME. Net interest income for the three months ended March 31, 2001 totaled $ 916,000, a $ 10,000 increase from the same period in 2000. The greatest contributing factor to this increase was an increase in the average balance of loans. This positive effect was partially negated mostly by a decrease in the average balance of investment securities and a reduction in the yield on those securities, and an increase in the interest paid on deposits. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 2001 was favorable.

         PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 10,000 and $ 0 for the first three months of 2001 and 2000, respectively. The recognition of this provision resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was 1.74% and 1.77 % at March 31, 2001 and December 31, 2000, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


         NONINTEREST INCOME. For the first three months of 2001 noninterest income decreased $ 23,000 or 12.5 % compared to the same period of 2000.

Other non-interest income decreased by $ 23,000 or 45.1 % compared to the same period of 2000. Part of this decrease is the result of a decrease in miscellaneous income for the first quarter of 2001.

There were no securities gains in the three month periods ended March 31, 2001 and 2000.

         NONINTEREST EXPENSE. For the first three months of 2001 noninterest expense increased $ 86,000 or 13.4 % compared to the same period in 2000.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 67,000 or 20.9 % for the first three months of 2001 as compared to the same period in 2000. This increase was attributed to an increase in the cost of benefits provided to employees and an overall increase in salaries.

Net occupancy expense also increased by $ 24,000 or 18.9% for the first three months of 2001 as compared to the same period in 2000.


         INCOME TAXES. The Company recorded provisions for income taxes of $83,000 for the three month period ended March 31, 2001 as compared to $ 119,000 for the same period of 2000.




FINANCIAL CONDITION

         LOANS. Loans were $ 33,297,000 at March 31, 2001; up by $ 1,217,000 or
3.79 % from December 31, 2000.



TABLE I - COMPOSITION OF LOAN PORTFOLIO

                                                   March 31, 2001   Dec 31, 2000
                                                   --------------   ------------
Commercial, Financial and Agricultural Loans         $      6,661   $      6,946
Real Estate Construction Loans                                914            539
Real Estate Mortgage Loans                                 21,000         20,052
Consumer Loans                                              5,310          5,122
Industrial Revenue Bonds                                        0              0
                                                     ------------   ------------

      TOTAL LOANS                                    $     33,885   $     32,659

Allowance for possible loan losses                            588            579
Unearned income                                                 0              0
                                                     ------------   ------------

                                                     $     33,297   $     32,080
                                                     ============   ============

         SECURITIES HELD TO MATURITY. Securities held to maturity were $3,697,000 at March 31, 2001; down by $ 1,199,000 or 24.49 % from December 31,
2000.



         SECURITIES AVAILABLE FOR SALE. Securities available for sale were $29,886,000 at March 31, 2001; down by $ 1,181,000 or 3.80 % from December 31,
2000.


TABLE II - INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:


                                                                March 31, 2001
                                           ---------------------------------------------------------
                                                  HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                               AMORT          MARKET        AMORT          MARKET
                                               COST           VALUE         COST           VALUE
                                           ------------   ------------   ------------   ------------
U.S. Treasury                              $      3,697   $      3,754   $         --   $         --
U.S.  Government Agencies                             0              0         10,992         11,169
Mortgaged-backed securities                           0              0          8,975          9,080
State & Political Subdivisions                        0              0          9,290          9,488
Equity  Securities                                    0              0            149            149
                                           ------------   ------------   ------------   ------------

                      TOTAL                $      3,697   $      3,754   $     29,406   $     29,886
                                           ============   ============   ============   ============


                                                                 December 31, 2000
                                           ---------------------------------------------------------
                                                  HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                               AMORT          MARKET         AMORT          MARKET
                                               COST           VALUE          COST           VALUE
                                           ------------   ------------   ------------   ------------
        U.S. Treasury                      $      2,600   $      2,570   $      3,002   $      2,999
        U.S.  Government Agencies                   500            494         13,910         13,410
        Mortgaged-backed securities                   0              0          6,879          6,656
        State & Political Subdivisions                0              0          9,575          9,284
        Equity  Securities                            0              0            149            149
                                           ------------   ------------   ------------   ------------
                      TOTAL                $      3,100   $      3,064   $     33,515   $     32,498
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

Nonperforming assets totaled $ 3,000 at March 31, 2001, a $ 31,000 (91.2 %) decrease from December 31, 2000. The composition of nonperforming assets are illustrated below:


             Non-Performing Loans:                                                                 March 31, 2001    Dec 31,2000
                                                                                                   --------------    ------------
                        Loans on Non-Accrual                                                         $         --    $         --
                        Restructured loans which are not
                            on non-accrual                                                                      3              34
                                                                                                     ------------    ------------

                              Total nonperforming loans                                                         3              34

                        Other Real Estate and repossessed assets
                            received in complete or partial
                            satisfaction of loan obligation                                                     0               0
                                                                                                     ------------    ------------
                              TOTAL NONPERFORMING ASSETS                                             $          3    $         34
                                                                                                     ============    ============
                        Loans past due 90 days or more as to
                            principal or interest, but not on
                            non-accrual                                                              $         13    $         11
                                                                                                     ============    ============


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                                                                     March 31, 2001  Dec 31, 2000
                                                                                                     --------------  ------------
                        Beginning balance                                                            $        580    $        579

                        Charge-offs:
                            Commercial, financial and agricultural loans                                       --              (3)
                            Real estate - construction loans                                                   --              --
                            Real estate - mortgage loans                                                       --              --
                            Installment loans to individuals                                                   (2)             (8)
                                                                                                     ------------    ------------
                                Total charge-offs                                                              (2)            (11)
                                                                                                     ------------    ------------
                        Recoveries:
                            Commercial, financial and agricultural loans                                       --              --
                            Real estate - construction loans                                                   --              --
                            Real estate - mortgage loans                                                       --              --
                            Installment loans to individuals                                                   --              --
                                                                                                     ------------    ------------

                                Total recoveries                                                                0               0
                                                                                                     ------------    ------------

                        Net (charge-offs) recovery                                                             (2)            (11)
                                                                                                     ------------    ------------

                        Provision charged against income                                                       10              11
                                                                                                     ------------    ------------

                        Balance at end of period                                                     $        588    $        579
                                                                                                     ============    ============

                        Ratio of net (charge-offs) recoveries
                            during the period to average loans
                            outstanding during the period                                                  (0.01)%          (0.04)%
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


                                                 March 31, 2001             December 31, 2000
                                           ------------------------    -------------------------
                                                         % OF LOANS                  % OF LOANS
                                                          TO TOTAL                     TO TOTAL
                                             AMOUNT        LOANS         AMOUNT         LOANS
                                           ----------   -----------    ----------    -----------
Commercial, financial and
  agricultural  loans                      $      116            20%   $      115            21%
Real estate - construction loans                   16             3%            4             2%
Real estate - mortgage loans                      363            62%          236            61%
Consumer loans                                     93            15%          224            16%
Industrial revenue  bonds                           0             0%            0             0%
                                           ----------                  ----------
                                           $      588           100%   $      579           100%
                                           ==========     =========    ==========    ==========


         DEPOSITS. As of March 31, 2001 total deposits have decreased by $2,443,000 or 3.43 % from December 31, 2000. Noninterest bearing deposits increased by $ 611,000 or 2.35 % from December 31, 2000 to March 31, 2001. Interest bearing deposits decreased by $ 3,054,000 or 6.73 % from December 31, 2000 to March 31, 2001.


         CAPITAL. Shareholders' equity totaled $ 11,603,000 at March 31, 2001, compared to $ 11,076,000 at December 31, 2000. The increase is primarily the result of net income during the current quarter. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS


                                                           March 31, 2001      Dec 31, 2000
                                                          ---------------   ---------------
 AMERICAN BANK & TRUST COMPANY
             (Bank subsidiary)
  Risk-based capital:
     Tier 1 risk-based capital ratio                                30.14%            29.00%
     Total risk-based capital ratio                                 31.39%            30.25%
  Leverage ratio                                                    14.03%            14.14%


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



                                             AMERICAN BANCORP, INC.
                                       ------------------------------------
                                                  (Registrant)



      May 9, 2001                        /s/ Salvador L. Diesi
------------------------               ------------------------------------

         DATE                             Salvador L. Diesi
                                          Chairman of the Board / President



      May 9, 2001                        /s/ Ronald J. Lashute
------------------------               ------------------------------------

         DATE                             Ronald J. Lashute
                                          Secretary/Treasurer
                                          of the Board