Form 10-Q
period 2001-06-30
AMERICAN BANCORP INC/LA
filed 2001-08-14
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended JUNE 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value-------116,934 shares as of July 31, 2001

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)


                                                    June 30, 2001  Dec 31, 2000
                                                    -------------  ------------
ASSETS
                                                     (Unaudited)      (Note 1)

    Cash on deposit with subsidiary                   $     29       $     27
    Investment in subsidiary                            11,852         11,044
    Dividend receivable                                      0              0
    Due from subsidiary                                     90             28
                                                      --------       --------

        TOTAL ASSETS                                  $ 11,971       $ 11,099
                                                      ========       ========


LIABILITIES


    Accrued income taxes payable                      $     85       $     23
    Other liabilities                                        0              0
                                                      --------       --------

        TOTAL LIABILITIES                             $     85       $     23
                                                      --------       --------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,034 and 117,630 shares outstanding,
  respectively                                        $    600       $    600
Surplus                                                  2,150          2,150
Retained earnings                                        8,981          8,442
Treasury stock,  2,966 and 2,370 shares at cost,
   respectively                                           (178)          (135)
Net unrealized gain (loss) on securities
  available for sale, net of tax                           333             19
                                                      --------       --------

        TOTAL SHAREHOLDERS' EQUITY                    $ 11,886       $ 11,076
                                                      --------       --------

        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 11,971       $ 11,099
                                                      ========       ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                                  June 30, 2001   Dec 31, 2000
                                                  -------------   ------------
     ASSETS
                                                    (Unaudited)     (Note 1)

Cash and Due From Banks                              $  4,727       $  6,901
Federal Funds Sold                                      3,725          4,775
                                                     --------       --------

    Total Cash and Cash Equivalents                  $  8,452       $ 11,676
Interest Bearing Deposits With Banks                      199            298
Securities Held to Maturity                             3,708          4,896
Securities Available for Sale                          31,343         31,067
Loans - Net of allowance for loan losses               35,664         32,080
Bank Premises and Equipment                             1,744          1,550
Other Real Estate                                           0              0
Accrued Interest Receivable                               605            666
Other Assets                                              530            527
                                                     --------       --------

     TOTAL ASSETS                                    $ 82,245       $ 82,760
                                                     ========       ========

     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits                $ 26,257       $ 25,926
 Interest Bearing Deposits:
    NOW Accounts                                        7,936         12,772
    Money Market Accounts                               2,379          2,602
    Savings                                            10,347          9,358
    Time Deposits $ 100,000 or More                     6,236          5,179
    Other Time Deposits                                16,541         15,482
                                                     --------       --------

     Total Deposits                                  $ 69,696       $ 71,319
Accrued Interest Payable                                  156            159
Other Liabilities                                         507            206
                                                     --------       --------

     TOTAL LIABILITIES                               $ 70,359       $ 71,684
                                                     --------       --------


     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  117,034 and 117,630 shares outstanding,
  respectively                                       $    600       $    600
Surplus                                                 2,150          2,150
Retained Earnings                                       8,981          8,442
Treasury stock, 2,966 and 2,370 shares at cost,
     respectively                                        (178)          (135)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                          333             19
                                                     --------       --------

     TOTAL SHAREHOLDERS' EQUITY                      $ 11,886       $ 11,076
                                                     --------       --------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 82,245       $ 82,760
                                                     ========       ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                              ------------------       ------------------
                                               2001        2000         2001        2000
                                              ------      ------       ------      ------
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary            $   30      $    0       $   52      $    0

OPERATING EXPENSES

    Directors fees                                 3           3            6           6
    Other expenses                                 0           0            1           1
                                              ------      ------       ------      ------

             TOTAL EXPENSES                        3           3            7           7
                                              ------      ------       ------      ------

Earnings before income tax and equity
in undistributed earnings of subsidiary           27          (3)          45          (7)

Provision for income taxes                         0           0            0           0
                                              ------      ------       ------      ------

Earnings before equity in undistributed
earnings of subsidiary                            27          (3)          45          (7)

Equity in undistributed earnings of
subsidiary                                       256         315          494         648
                                              ------      ------       ------      ------

    Net Income                                $  283      $  312       $  539      $  641
                                              ======      ======       ======      ======


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                              ------------------      ------------------
                                               2001        2000        2001        2000
                                              ------      ------      ------      ------
INTEREST INCOME:
    Interest and fees on loans                $  769      $  679      $1,510      $1,346
    Interest on investment securities:
       Taxable                                   394         442         775         858
       Tax-Exempt                                109         105         211         208
    Other Interest                                57          71         149         162
                                              ------      ------      ------      ------

       TOTAL INTEREST INCOME                   1,329       1,297       2,645       2,574
                                              ------      ------      ------      ------

INTEREST EXPENSE:
    Interest on deposits                         402         380         802         751
    Interest on short-term borrowings              0           0           0           0
                                              ------      ------      ------      ------

       TOTAL INTEREST EXPENSE                    402         380         802         751
                                              ------      ------      ------      ------

NET INTEREST INCOME                              927         917       1,843       1,823

Provision for possible loan losses                11           0          21           0
                                              ------      ------      ------      ------

Net Interest Income after provision for
    possible loan losses                         916         917       1,822       1,823
                                              ------      ------      ------      ------

NON-INTEREST INCOME:
    Service charges on deposit accounts          134         135         267         268
    Investment securities gains (losses)           0           0           0           0
    Other                                         21          37          49          88
                                              ------      ------      ------      ------

       TOTAL NON-INTEREST INCOME                 155         172         316         356
                                              ------      ------      ------      ------

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits               338         347         725         667
    Net Occupancy Expense                        162         143         313         270
    Net cost of operation of O.R.E.O.              0           0           0           0
    Other                                        188         172         378         367
                                              ------      ------      ------      ------

       TOTAL NON-INTEREST EXPENSE                688         662       1,416       1,304
                                              ------      ------      ------      ------

INCOME BEFORE INCOME TAXES                       383         427         722         875

Provision for income taxes                       100         115         183         234
                                              ------      ------      ------      ------

   NET INCOME                                 $  283      $  312      $  539      $  641
                                              ======      ======      ======      ======

Net income per share of common stock          $ 2.41      $ 2.65      $ 4.59      $ 5.45
                                              ======      ======      ======      ======


    See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 2001 & 2000
                                   (Unaudited)
                                 (In Thousands)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                    STOCK               RETAINED  COMPREHENSIVE  TREASURY  COMPREHENSIVE
                                                    AMOUNT    SURPLUS   EARNINGS      INCOME      STOCK       INCOME        TOTAL
                                                   --------   --------  --------  -------------  --------  -------------  --------
Balance December 31, 1999                         $     600  $  2,150   $  7,439    $  (554)     $  (129)    $      0     $  9,506
Comprehensive income
    Net Income (Loss)                                              --        641         --           --          641          641
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
             on securities available for sale                      --         --        (37)          --          (37)         (37)
                                                                                                             --------

            Total comprehensive income                             --         --         --           --     $    604
                                                                                                             ========

  Purchase of treasury stock                                       --         --         --           (1)                       (1)
  Dividends paid                                                   --          0         --           --                         0
                                                  --------   --------   --------    -------      -------                  --------

  Balance, June 30, 2000                          $    600   $  2,150   $  8,080    $  (591)    $   (130)                 $ 10,109
                                                  ========   ========   ========    =======     ========                  ========

Balance December 31, 2000                         $    600   $  2,150   $  8,442    $    19     $   (135)    $      0     $ 11,076
Comprehensive income
    Net Income (Loss)                                              --        539         --           --          539          539
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
            on securities available for sale                       --         --        314           --          314          314
                                                                                                             --------

           Total comprehensive income                              --         --         --           --     $    853
                                                                                                             ========

 Purchase of treasury stock                                        --         --         --          (43)                      (43)
 Dividends paid                                                    --         --         --           --
                                                  --------   --------   --------    -------     --------                  --------

  Balance , June 30, 2001                         $    600   $  2,150   $  8,981    $   333     $   (178)                 $ 11,886
                                                  ========   ========   ========    =======     ========                  ========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         2001         2000
                                                                       --------     --------
OPERATING ACTIVITIES
  Net income                                                           $    539     $    641
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                                (72)         (45)
     Depreciation                                                            85           70
     Provision for loan loss                                                 21            0
     (Gain) loss on disposal of assets                                        0           (9)
     (Increase) decrease in assets:
           Other real estate owned                                            0            0
           Accrued interest receivable                                       61          (44)
           Other assets                                                      (3)          21
     Increase (decrease) in  liabilities:
            Accrued interest payable                                         (3)          14
            Other liabilities                                               301           85
                                                                       --------     --------

        Net cash provided by operating activities                      $    929     $    733
                                                                       --------     --------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks          $     99     $    396
  Proceeds from sales & maturities of available for sale securities      11,950        3,001
  Proceeds from sales & maturities of held to maturity securities         1,200            0
  Purchases of available for sale securities                            (11,359)      (4,284)
  Purchases of held to maturity securities                                 (511)      (1,791)
  (Increase) decrease in loans                                           (3,584)      (1,136)
  Purchases of property & equipment                                        (282)        (414)
 Proceeds from sale of property & equipment                                   0           18
 Other                                                                        0           (3)
                                                                       --------     --------

        Net cash provided  by (used in)  investing activities          $ (2,487)    $ (4,213)
                                                                       --------     --------


 FINANCING ACTIVITIES
   Increase (decrease) in demand deposits, transaction
      accounts and savings                                             $ (3,739)    $ (3,731)
   Increase (decrease) in time deposits                                   2,116          (24)
   Dividends paid                                                             0            0
   Purchase of treasury stock                                               (43)          (1)
                                                                       --------     --------

         Net cash provided  by (used in) financing activities          $ (1,666)    $ (3,756)
                                                                       --------     --------

         Increase (decrease) in cash and cash equivalents              $ (3,224)    $ (7,236)

      Cash and cash equivalents at beginning of year                     11,676       14,154
                                                                       --------     --------

      Cash and cash equivalents at end of period                       $  8,452     $  6,918
                                                                       ========     ========

  SUPPLEMENTAL DISCLOSURES:
      Cash payments for:
          Interest expense                                             $    805     $    737
                                                                       ========     ========

          Income taxes                                                 $    130     $    222
                                                                       ========     ========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE 1 -- A BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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



NOTE 2 -- IMPAIRED LOANS

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


NOTE 3 -- RELATED PARTIES

                  Directors, executive officers, and 10 % shareholders and their related interest had loans outstanding totaling $ 896,000 at June 30, 2001.


NOTE 4 -- EARNINGS PER SHARE

                  The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 117,167 and 117,697 for the quarters ended June 30, 2001 and 2000, respectively and during each six month period of 117,266 and 117,700 for the six month periods ended June 30, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


         Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

         The Company reported net income of $ 539,000 for the first six months of 2001 compared to $ 641,000 for the same period of 2000. On a per share basis, the net income was $ 4.59 for the first six months of 2001 compared to $ 5.45 for the same period of 2000. The Company recorded a provision for possible loan losses of $ 21,000 and $ 0 for the six months ended June 30, 2001 and 2000, respectively. Net interest income increased 1.10% to $ 1,843,000 for the first six months of 2001 compared to $ 1,823,000 for the same period of 2000.

         Total assets were $ 82,245,000 at June 30, 2001, a decrease of $ 515,000 from December 31, 2000. Loans increased by $ 3,584,000 or 11.17 % from $ 32,080,000 at December 31, 2000 to $ 35,664,000 at June 30, 2001. Deposits
decreased by $ 1,623,000 or 2.28 % from $ 71,319,000 at December 31, 2000 to
$ 69,696,000 at June 30, 2001.


RESULTS OF OPERATIONS


         NET INTEREST INCOME. Net interest income for the six months ended June 30, 2001 totaled $ 1,843,000, a $ 20,000 increase from the same period in 2000. The greatest contributing factor to this increase was an increase in the average balance of loans. This positive effect was partially negated mostly by a decrease in the average balance of investment securities and a reduction in the yield on those securities, and an increase in the interest paid on deposits. The overall effect of volume and rate changes on net interest income during the six month period ended June 30, 2001 was favorable.

         PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 21,000 and $ 0 for the first six months of 2001 and 2000, respectively. The recognition of this provision resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was
1.64 % and 1.77 % at June 30, 2001 and December 31, 2000, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

         NONINTEREST INCOME. For the first six months of 2001 noninterest income decreased $ 40,000 or 11.24 % compared to the same period of 2000.

Other non-interest income decreased by $ 39,000 or 44.32 % compared to the same period of 2000. Part of this decrease is the result of a decrease in miscellaneous income for the first six months of 2001.

There were no securities gains in the six month periods ended June 30, 2001 and 2000.

         NONINTEREST EXPENSE. For the first six months of 2001 noninterest expense increased $ 112,000 or 8.59 % compared to the same period in 2000.

Salaries and employee benefits, the largest component of noninterest expense, increased by $ 58,000 or 8.70 % for the first six months of 2001 as compared to the same period in 2000. This increase was attributed to an increase in the cost of benefits provided to employees and an overall increase in salaries.

Net occupancy expense also increased by $ 43,000 or 15.93% for the first six months of 2001 as compared to the same period in 2000.


         INCOME TAXES. The Company recorded provisions for income taxes of $ 183,000 for the six month period ended June 30, 2001 as compared to $ 234,000 for the same period of 2000.


FINANCIAL CONDITION

         LOANS. Loans were $ 35,664,000 at June 30, 2001; up by $ 3,584,000 or
11.17 % from December 31, 2000.

TABLE I -- COMPOSITION OF LOAN PORTFOLIO

                                                 June 30, 2001   Dec 31, 2000
                                                 -------------   ------------
Commercial, Financial and Agricultural Loans        $ 6,397         $ 6,946
Real Estate Construction Loans                          485             539
Real Estate Mortgage Loans                           23,668          20,052
Consumer Loans                                        5,711           5,122
Industrial Revenue Bonds                                  0               0
                                                    -------         -------

      TOTAL LOANS                                   $36,261         $32,659

Allowance for possible loan losses                      597             579
Unearned income                                           0               0
                                                    -------         -------

                                                    $35,664         $32,080
                                                    =======         =======

         SECURITIES HELD TO MATURITY. Securities held to maturity were
$ 3,708,000 at June 30, 2001; down by $ 1,188,000 or 24.26 % from December 31,
2000.


         SECURITIES AVAILABLE FOR SALE. Securities available for sale were
$ 31,343,000 at June 30, 2001; up by $ 276,000 or 0.89 % from December 31, 2000.


TABLE II -- INVESTMENT SECURITIES

A comparison of the book value and estimated market value of investment securities is as follows:



                                                     June 30, 2001
                                    ----------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE-FOR-SALE

                                     AMORT       MARKET       AMORT        MARKET
                                     COST        VALUE        COST         VALUE
                                    -------      -------      -----        -------
U.S. Treasury                       $ 3,708      $ 3,766      $    --      $    --
U.S. Government Agencies                  0            0       11,074       11,266
Mortgaged-backed securities               0            0        9,270        9,389
State & Political Subdivisions            0            0       10,344       10,539
Equity Securities                         0            0          149          149
                                    -------      -------      -------      -------

                    TOTAL           $ 3,708      $ 3,766      $30,837      $31,343
                                    =======      =======      =======      =======


                                                  December 31, 2000
                                    ----------------------------------------------
                                      HELD-TO-MATURITY        AVAILABLE-FOR-SALE

                                     AMORT       MARKET       AMORT        MARKET
                                     COST        VALUE        COST         VALUE
                                    -------      -------      -----        -------
U.S. Treasury                       $ 4,396      $ 4,428      $    --      $    --
U.S. Government Agencies                500          501       14,407       14,413
Mortgaged-backed securities               0            0        7,284        7,253
State & Political Subdivisions            0            0        9,198        9,252
Equity Securities                         0            0          149          149
                                    -------      -------      -------      -------

                    TOTAL           $ 4,896      $ 4,929      $31,038      $31,067
                                    =======      =======      =======      =======

TABLE III -- NONPERFORMING ASSETS

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

Nonperforming assets totaled $ 5,000 at June 30, 2001, a $ 29,000 (85.29 %) decrease from December 31, 2000. The composition of nonperforming assets are illustrated below:



Non-Performing Loans:                              June 30, 2001    Dec 31,2000
                                                   -------------    -----------
         Loans on Non-Accrual                          $  3             $ --
         Restructured loans which are not
             on non-accrual                               2               34
                                                       ----             ----
               Total nonperforming loans                  5               34

         Other Real Estate and repossessed assets
             received in complete or partial
             satisfaction of loan obligation              0                0
                                                       ----             ----

               TOTAL NONPERFORMING ASSETS              $  5             $ 34
                                                       ====             ====
         Loans past due 90 days or more as to
             principal or interest, but not on
             non-accrual                               $  6             $ 11
                                                       ====             ====


TABLE IV -- ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                       June 30, 2001   Dec 31, 2000
                                                       -------------   -----------

Beginning balance                                            $ 579       $ 579

Charge-offs:
    Commercial, financial and agricultural loans                --          (3)
    Real estate - construction loans                            --          --
    Real estate - mortgage loans                                --          --
    Installment loans to individuals                            (5)         (8)
                                                             -----       -----

        Total charge-offs                                       (5)        (11)
                                                             -----       -----

Recoveries:
    Commercial, financial and agricultural loans                --          --
    Real estate - construction loans                            --          --
    Real estate - mortgage loans                                --          --
    Installment loans to individuals                             2          --
                                                             -----       -----

        Total recoveries                                         2           0
                                                             -----       -----

Net (charge-offs) recovery                                      (3)        (11)
                                                             -----       -----

Provision charged against income                                21          11
                                                             -----       -----

Balance at end of period                                     $ 597       $ 579
                                                             =====       =====

Ratio of net (charge-offs) recoveries during the period
   to average loans outstanding during the period            -0.01%      -0.04%
                                                             =====       =====


The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.

TABLE V -- ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.


                                        June 30, 2001       December 31, 2000
                                     --------------------  --------------------
                                               % OF LOANS            % OF LOANS
                                                TO TOTAL              TO TOTAL
                                     AMOUNT      LOANS     AMOUNT      LOANS
                                     ------    ----------  ------    ---------
Commercial, financial and
  agricultural loans                  $105         18%      $115         21%
Real estate - construction loans         8          1%         4          2%
Real estate - mortgage loans           390         65%       236         61%
Consumer loans                          94         16%       224         16%
Industrial revenue  bonds                0          0%         0          0%
                                      ----                  ----
                                      $597        100%      $579        100%
                                      ====                  ====


         DEPOSITS. As of June 30, 2001 total deposits have decreased by $ 1,623,000 or 2.28 % from December 31, 2000. Noninterest bearing deposits increased by $ 331,000 or 1.28 % from December 31, 2000 to June 30, 2001. Interest bearing deposits decreased by $ 1,954,000 or 4.30 % from December 31, 2000 to June 30, 2001.

         CAPITAL. Shareholders' equity totaled $ 11,886,000 at June 30, 2001, compared to $ 11,076,000 at December 31, 2000. The increase is primarily the result of year to date net income. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI -- CAPITAL RATIOS

AMERICAN BANK & TRUST COMPANY           June 30, 2001   Dec 31, 2000
                                        -------------   ------------
            (Bank subsidiary)
Risk-based capital:
    Tier 1 risk-based capital ratio         28.22%         29.00%
    Total risk-based capital ratio          29.47%         30.25%
Leverage ratio                              13.92%         14.14%


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



August 14, 2001                           /s/ Salvador L. Diesi
---------------                           ---------------------------------

    DATE                                  Salvador L. Diesi
                                          Chairman of the Board / President



August 14, 2001                           /s/ Ronald J. Lashute
---------------                           ---------------------------------

    DATE                                  Ronald J. Lashute
                                          Secretary/Treasurer
                                          of the Board