Form 10-Q
period 2001-09-30
AMERICAN BANCORP INC/LA
filed 2001-11-13
CIK 721238

                                    FORM lO-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           LOUISIANA                                        72-0951347
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (I R S Employer I. D. Number)
 incorporation or organization)


321 EAST LANDRY STREET, OPELOUSAS, LA                       70570
---------------------------------------                  ----------
(Address of principal executive Office)                  (Zip Code)


                                 (337) 948-3056
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common stock, $5 Par Value----ll6,624 shares as of October 31, 2001

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)


                                                          September 30, 2001    December 31, 2000
                                                          ------------------    -----------------
ASSETS                                                        (Unaudited)           (Note 1)
    Cash on deposit with subsidiary                              $     17            $     27
    Investment in subsidiary                                       12,478              11,044
    Dividend receivable                                                 0                   0
    Due from subsidiary                                               206                  28
                                                                 --------            --------

                      TOTAL ASSETS                               $ 12,701            $ 11,099
                                                                 ========            ========


LIABILITIES


    Accrued income taxes payable                                 $    201            $     23
    Other liabilities                                                   0                   0
                                                                 --------            --------

                      TOTAL LIABILITIES                          $    201            $     23
                                                                 --------            --------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,924 and 117,630 shares outstanding,
  respectively                                                   $    600            $    600
Surplus                                                             2,150               2,150
Retained earnings                                                   9,313               8,442
Treasury stock,  3,076 and 2,370 shares at cost,
   respectively                                                      (186)               (135)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                      623                  19
                                                                 --------            --------

                      TOTAL SHAREHOLDERS' EQUITY                 $ 12,500            $ 11,076
                                                                 --------            --------

                      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 12,701            $ 11,099
                                                                 ========            ========

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                            September 30, 2001   December 31, 2000
                                            ------------------   -----------------
     ASSETS                                     (Unaudited)          (Note 1)
Cash and Due From Banks                           $  4,941            $  6,901
Federal Funds Sold                                   1,500               4,775
                                                  --------            --------

    Total Cash and Cash Equivalents               $  6,441            $ 11,676
Interest Bearing Deposits With Banks                    99                 298
Securities Held to Maturity                          2,707               4,896
Securities Available for Sale                       35,020              31,067
Loans - Net of allowance for loan losses            36,682              32,080
Bank Premises and Equipment                          1,791               1,550
Other Real Estate                                        0                   0
Accrued Interest Receivable                            571                 666
Other Assets                                           397                 527
                                                  --------            --------

     TOTAL ASSETS                                 $ 83,708            $ 82,760
                                                  ========            ========

     LIABILITIES

Deposits:
 Non-Interest Bearing Demand Deposits             $ 25,758            $ 25,926
 Interest Bearing Deposits:
    NOW Accounts                                     7,606              12,772
    Money Market Accounts                            2,602               2,602
    Savings                                         10,602               9,358
    Time Deposits $ 100,000 or More                  7,219               5,179
    Other Time Deposits                             16,481              15,482
                                                  --------            --------

     Total Deposits                               $ 70,268            $ 71,319
Accrued Interest Payable                               150                 159
Other Liabilities                                      790                 206
                                                  --------            --------

     TOTAL LIABILITIES                            $ 71,208            $ 71,684
                                                  --------            --------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,924 and 117,630 shares outstanding,
  respectively                                    $    600            $    600
Surplus                                              2,150               2,150
Retained Earnings                                    9,313               8,442
Treasury stock, 3,076 and 2,370 shares at cost,
     respectively                                     (186)               (135)
Unrealized Gain (Loss) on Securities
  Available for Sale, net of tax                       623                  19
                                                  --------            --------

     TOTAL SHAREHOLDERS' EQUITY                   $ 12,500            $ 11,076
                                                  --------            --------

     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY    $ 83,708            $ 82,760
                                                  ========            ========

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                           2001     2000       2001     2000
                                           ----     ----       ----     ----
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary         $   0    $   0       $  52    $   0

OPERATING EXPENSES

    Directors fees                             3        3           9        6
    Other expenses                             0        0           1        1
                                           -----    -----       -----    -----

                   TOTAL EXPENSES              3        3          10        7
                                           -----    -----       -----    -----

Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                    (3)      (3)         42       (7)

Provision for income taxes                     0        0           0        0
                                           -----    -----       -----    -----

Earnings  before equity in undistributed
earnings of subsidiary                        (3)      (3)         42       (7)

Equity in undistributed earnings of
subsidiary                                   335      315         829      648
                                           -----    -----       -----    -----


    Net Income                             $ 332    $ 312       $ 871    $ 641
                                           =====    =====       =====    =====

See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------

                                            2001     2000       2001     2000
                                           ------   ------     ------   ------
INTEREST INCOME:
    Interest and fees on loans             $  803   $  706     $2,313   $2,052
    Interest on investment securities:
       Taxable                                381      451      1,156    1,309
       Tax-Exempt                             114      103        325      311
    Other Interest                             43       51        192      213
                                           ------   ------     ------   ------

       TOTAL INTEREST INCOME                1,341    1,311      3,986    3,885
                                           ------   ------     ------   ------

INTEREST EXPENSE:
    Interest on deposits                      394      393      1,196    1,144
    Interest on short-term borrowings           0        0          0        0
                                           ------   ------     ------   ------

       TOTAL INTEREST EXPENSE                 394      393      1,196    1,144
                                           ------   ------     ------   ------

NET INTEREST INCOME                           947      918      2,790    2,741

Provision for possible loan losses             10        0         31        0
                                           ------   ------     ------   ------

Net Interest Income after provision for
    possible loan losses                      937      918      2,759    2,741
                                           ------   ------     ------   ------

NON-INTEREST INCOME:
    Service charges on deposit accounts       140      138        407      406
    Investment securities gains (losses)        0        0          0        0
    Other                                      15       21         64      109
                                           ------   ------     ------   ------

       TOTAL NON-INTEREST INCOME              155      159        471      515
                                           ------   ------     ------   ------

NON-INTEREST EXPENSE:
    Salaries and Employee Benefits            324      332      1,049      999
    Net Occupancy Expense                     150      148        463      418
    Net cost of operation of O.R.E.O            0        0          0        0
    Other                                     171      162        549      529
                                           ------   ------     ------   ------

       TOTAL NON-INTEREST EXPENSE             645      642      2,061    1,946
                                           ------   ------     ------   ------

INCOME BEFORE INCOME TAXES                    447      435      1,169    1,310

Provision for income taxes                    115      117        298      351
                                           ------   ------     ------   ------

   NET INCOME                              $  332   $  318     $  871   $  959
                                           ======   ======     ======   ======

Net income per share of common stock       $ 2.84   $ 2.70     $ 7.43   $ 8.15
                                           ======   ======     ======   ======

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Nine Month Periods Ended September 30, 2001 & 2000
                                   (Unaudited)
                                 (In Thousands)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                 STOCK                RETAINED  COMPREHENSIVE  TREASURY  COMPREHENSIVE
                                                 AMOUNT    SURPLUS    EARNINGS      INCOME       STOCK       INCOME        TOTAL
                                                --------   --------   --------  -------------  --------- --------------  ----------
Balance December 31, 1999                       $    600   $  2,150   $  7,439    $   (554)   $   (129)    $      0       $  9,506
Comprehensive income
    Net Income (Loss)                                            --   $    959          --          --          959            959
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
             on securities available for sale                    --         --         219          --          219            219
                                                                                                           --------
            Total comprehensive income                           --         --          --          --     $  1,178
                                                                                                           ========
  Purchase of treasury stock                                     --         --          --          (5)                         (5)
  Dividends paid                                                 --          0          --          --                           0
                                                --------   --------   --------    --------    --------                    --------

  Balance , September 30, 2000                  $    600   $  2,150   $  8,398    $   (335)   $   (134)                   $ 10,679
                                                ========   ========   ========    ========    ========                    ========


Balance December 31, 2000                       $    600   $  2,150   $  8,442    $     19    $   (135)    $      0       $ 11,076
Comprehensive income
    Net Income (Loss)                                            --        871          --          --          871            871
    Other comprehensive income,
       net of tax:
            Change in Unrealized gains (losses)
            on securities available for sale                     --         --         604          --          604            604
                                                                                                           --------
           Total comprehensive income                            --         --          --          --     $  1,475
                                                                                                           ========
 Purchase of treasury stock                                      --         --          --         (51)                        (51)
 Dividends paid                                                  --         --          --          --
                                                --------   --------   --------    --------    --------                    --------

  Balance , September 30, 2001                  $    600   $  2,150   $  9,313    $    623    $   (186)                   $ 12,500
                                                ========   ========   ========    ========    ========                    ========

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Nine Months Ended September 30,
                                                                  ------------------------------

                                                                        2001        2000
                                                                      ---------   ---------
OPERATING ACTIVITIES
  Net income                                                          $    871    $    959
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Premium amortization, net of accretion on
       investment securities                                              (119)        (72)
     Depreciation                                                          130         116
     Provision for loan loss                                                31           0
     (Gain) loss on disposal of assets                                       0          (9)
     (Increase) decrease in assets:
           Other real estate owned                                           0           0
           Accrued interest receivable                                      95          (8)
           Other assets                                                    130         (17)
     Increase (decrease) in  liabilities:
            Accrued interest payable                                        (9)         12
            Other liabilities                                              584         104
                                                                      --------    --------

        Net cash provided by operating activities                     $  1,713    $  1,085
                                                                      --------    --------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks         $    199    $    693
  Proceeds from sales & maturities of available for sale securities     12,646       5,022
  Proceeds from sales & maturities of held to maturity securities        2,700           0
  Purchases of available for sale securities                           (15,831)     (5,160)
  Purchases of held to maturity securities                                (511)     (2,293)
  (Increase) decrease in loans                                          (4,602)     (1,353)
  Purchases of property & equipment                                       (446)       (478)
 Proceeds from sale of property & equipment                                  0          (8)
 Other                                                                       0          18
                                                                      --------    --------

        Net cash provided  by (used in)  investing activities         $ (5,845)   $ (3,559)
                                                                      --------    --------


FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                             $ (4,091)   $ (3,516)
  Increase (decrease) in time deposits                                   3,039          40
  Dividends paid                                                             0           0
  Purchase of treasury stock                                               (51)         (5)
                                                                      --------    --------

        Net cash provided  by (used in) financing activities          $ (1,103)   $ (3,481)
                                                                      --------    --------

        Increase (decrease) in cash and cash equivalents              $ (5,235)   $ (5,955)

     Cash and cash equivalents at beginning of year                     11,676      14,154
                                                                      --------    --------

     Cash and cash equivalents at end of period                       $  6,441    $  8,199
                                                                      ========    ========

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                             $  1,205    $  1,132
                                                                      ========    ========

         Income taxes                                                 $    130    $    324
                                                                      ========    ========

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

NOTE 1 - A BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 3 - RELATED PARTIES

             Directors, executive officers, and 10 % shareholders and their related interest had loans outstanding totaling $ 1,098,000 at September 30, 2001.

NOTE 4- EARNINGS PER SHARE

             The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 116,931 and 117,657 for the quarters ended September 30, 2001 and 2000, respectively and during each nine month period of 117,154 and 117,686 for the nine month periods ended September 30, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

      The Company reported net income of $ 871,000 for the first nine months of 2001 compared to $ 959,000 for the same period of 2000. On a per share basis, the net income was $ 7.43 for the first nine months of 2001 compared to $ 8.15 for the same period of 2000 and $ 2.84 for the quarter ended September 30, 2001 compared to $ 2.70 for the same quarter of 2000. The Company recorded a provision for possible loan losses of $31,000 and $ 0 for the nine months ended September 30, 2001 and 2000, respectively. Net interest income increased 1.79% to $ 2,790,000 for the first nine months of 2001 compared to $ 2,741,000 for the same period of 2000.

      Total assets were $ 83,708,000 at September 30, 2001, an increase of $ 948,000 from December 31, 2000. Loans increased by $ 4,602,000 or 14.35 % from $ 32,080,000 at December 31, 2000 to $ 36,682,000 at September 30, 2001. Deposits
decreased by $ 1,051,000 or 1.47 % from $ 71,319,000 at December 31, 2000 to $
70,268,000 at September 30, 2001.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2001 totaled $ 2,790,000, a $ 49,000 increase from the same period in 2000. The greatest contributing factor to this increase was an increase in the average balance of loans. This positive effect was partially negated mostly by a decrease in the average balance of investment securities and a reduction in the yield on those securities, and an increase in the interest paid on deposits. The overall effect of volume and rate changes on net interest income during the three month period ended September 30, 2001 was favorable.

      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 31,000 and $ 0 for the first nine months of 2001 and 2000, respectively. The recognition of this provision resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was 1.63 % and 1.89 % at September 30, 2001 and December 31, 2000, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

      NONINTEREST INCOME. For the first nine months of 2001 noninterest income decreased $ 44,000 or 8.54 % compared to the same period of 2000.

Other non-interest income decreased by $ 45,000 or 41.28 % compared to the same period of 2000. Part of this decrease is the result of a decrease in miscellaneous income for the first nine months of 2001.

There were no securities gains in the nine month periods ended September 30, 2001 and 2000.

      NONINTEREST EXPENSE. For the first nine months of 2001 noninterest expense increased $ 115,000 or 5.91 % compared to the same period in 2000.

Salaries and employee benefits , the largest component of noninterest expense, increased by $ 50,000 or 5.01 % for the first nine months of 2001 as compared to the same period in 2000. This increase was attributed to an increase in the cost of benefits provided to employees and an overall increase in salaries.

Net occupancy expense also increased by $ 45,000 or 10.77% for the first nine months of 2001 as compared to the same period in 2000.

      INCOME TAXES. The Company recorded provisions for income taxes of $ 298,000 for the nine month period ended September 30, 2001 as compared to $ 351,000 for the same period of 2000.

FINANCIAL CONDITION

      LOANS. Loans were $ 36,682,000 at September 30, 2001; up by $ 4,602,000 or
14.35 % from December 31, 2000.

TABLE I - COMPOSITION OF LOAN PORTFOLIO
          (In thousands)


                                            September 30, 2001   Dec 31, 2000
                                            ------------------   ------------
Commercial, Financial and Agricultural Loans      $ 6,800          $ 6,946
Real Estate Construction Loans                        856              539
Real Estate Mortgage Loans                         23,798           20,052
Consumer Loans                                      5,834            5,122
Industrial Revenue Bonds                                0                0
                                                  -------          -------

      TOTAL LOANS                                 $37,288          $32,659

Allowance for possible loan losses                    606              579
Unearned income                                         0                0
                                                  -------          -------

                                                  $36,682          $32,080
                                                  =======          =======

      SECURITIES HELD TO MATURITY. Securities held to maturity were $ 2,707,000 at September 30, 2001; down by $ 2,189,000 or 44.71 % from December 31, 2000.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 35,020,000 at September 30, 2001; up by $ 3,953,000 or 12.72 % from December 31,
2000.

TABLE II - INVESTMENT SECURITIES
           (In thousands)

A comparison of the book value and estimated market value of investment securities is as follows:

                                            September 30, 2001
                                  -------------------------------------

                                  HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                  AMORT     MARKET    AMORT     MARKET
                                  COST      VALUE     COST      VALUE
                                 -------   -------   -------   -------
U.S. Treasury                    $ 2,707   $ 2,769   $    --   $    --
U.S.  Government Agencies              0         0    13,070    13,416
Mortgaged-backed securities            0         0     9,488     9,749
State & Political Subdivisions         0         0    11,369    11,706
Equity  Securities                     0         0       149       149
                                 -------   -------   -------   -------

                    TOTAL        $ 2,707   $ 2,769   $34,076   $35,020
                                 =======   =======   =======   =======

                                           December 31, 2000
                                  -------------------------------------

                                  HELD-TO-MATURITY   AVAILABLE-FOR-SALE

                                  AMORT     MARKET    AMORT     MARKET
                                  COST      VALUE     COST      VALUE
                                 -------   -------   -------   -------
U.S. Treasury                    $ 4,396   $ 4,428   $    --   $    --
U.S.  Government Agencies            500       501    14,407    14,413
Mortgaged-backed securities            0         0     7,284     7,253
State & Political Subdivisions         0         0     9,198     9,252
Equity  Securities                     0         0       149       149
                                 -------   -------   -------   -------

                    TOTAL        $ 4,896   $ 4,929   $31,038   $31,067
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

Nonperforming assets totaled $ 5,000 at September 30, 2001, a $ 29,000 (85.29 %) decrease from December 31, 2000. The composition of nonperforming assets are illustrated below:

     Non-Performing Loans:                     September 30, 2001   Dec 31,2000
     (In thousands)                            ------------------   ------------
          Loans on Non-Accrual                       $      3        $     --
          Restructured loans which are not
              on non-accrual                                2              34
                                                     --------        --------

                Total nonperforming loans                   5              34

          Other Real Estate and repossessed assets
              received in complete or partial
              satisfaction of loan obligation               0               0
                                                     --------        --------

                TOTAL NONPERFORMING ASSETS           $      5        $     34
                                                     ========        ========

          Loans past due 90 days or more as to
              principal or interest, but not on
              non-accrual                            $      9        $     11
                                                     ========        ========

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
           (In thousands)

                                                       September 30, 2001    Dec 31,2000
                                                       ------------------    ------------
Beginning balance                                           $    579          $    579

Charge-offs:
    Commercial, financial and agricultural loans                  --                (3)
    Real estate - construction loans                              --                --
    Real estate - mortgage loans                                  --                --
    Installment loans to individuals                              (6)               (8)
                                                            --------          --------

        Total charge-offs                                         (6)              (11)
                                                            --------          --------

Recoveries:
    Commercial, financial and agricultural loans                  --                --
    Real estate - construction loans                              --                --
    Real estate - mortgage loans                                  --                --
    Installment loans to individuals                               2                --
                                                            --------          --------

        Total recoveries                                           2                 0
                                                            --------          --------

Net (charge-offs) recovery                                        (4)              (11)
                                                            --------          --------

Provision charged against income                                  31                11
                                                            --------          --------

Balance at end of period                                    $    606          $    579
                                                            ========          ========

Ratio of net (charge-offs) recoveries during the
    period to average loans outstanding during the period      (0.01)%           (0.04)%
                                                            ========          ========

The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.

TABLE V - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
          (In thousands)

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

                                    September 30, 2001         December 31, 2000
                                  ----------------------  ---------------------------

                                                % OF LOANS                % OF LOANS
                                                 TO TOTAL                  TO TOTAL
                                  AMOUNT          LOANS     AMOUNT          LOANS
                                  ------        ---------- --------       ----------
Commercial, financial and
  agricultural  loans              $    110          18%   $    115          21%
Real estate - construction loans         14           2%          4           2%
Real estate - mortgage loans            387          64%        236          61%
Consumer loans                           95          16%        224          16%
Industrial revenue  bonds                 0           0%          0           0%
                                   --------                --------

                                   $    606         100%   $    579         100%
                                   ========                ========

      DEPOSITS. As of September 30, 2001 total deposits have decreased by $ 1,051,000 or 1.47 % from December 31, 2000. Noninterest bearing deposits decreased by $ 168,000 or 0.65 % from December 31, 2000 to September 30, 2001. Interest bearing deposits decreased by $ 883,000 or 1.95 % from December 31, 2000 to September 30, 2001.

      CAPITAL. Shareholders' equity totaled $ 12,500,000 at September 30, 2001, compared to $ 11,076,000 at December 31, 2000. The increase is primarily the result of year to date net income. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI - CAPITAL RATIOS

                      AMERICAN BANK & TRUST COMPANY                       September 30, 2001    Dec 31, 2000
                                                                          ------------------    --------------
                      (Bank subsidiary) Risk-based capital:
                          Tier 1 risk-based capital ratio                        27.97%            29.00%
                          Total risk-based capital ratio                         29.22%            30.25%
                      Leverage ratio                                             13.99%            14.14%

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



                                             AMERICAN BANCORP, INC.
                                       ----------------------------------
                                                  (Registrant)



  November 12, 2001                      /s/ Salvador L. Diesi
----------------------                 ----------------------------------

        DATE                              Salvador L. Diesi
                                          Chairman of the Board / President



  November 12, 2001                      /s/ Ronald J. Lashute
----------------------                 ----------------------------------

        DATE                              Ronald J. Lashute
                                          Secretary/Treasurer
                                          of the Board

                                INDEX TO EXHIBITS

                        EXHIBIT
                        NUMBER                                DESCRIPTION
                      ------------                            ------------
                      No exhibits                                 N/a