Form 10-K
period 2001-12-31
AMERICAN BANCORP INC/LA
filed 2002-03-18
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001       Commission File Number 0-11928

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates* of the registrant: $5,641,548.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: Common Stock, $5.00 Par Value, 116,589 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 2001 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 10, 2002 are incorporated by reference into Part III.

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

        The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 2001, the State of Louisiana did not have any funds on deposit with the Bank.

        The Bank's general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

        The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with two banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 2001.

                                                     (In thousands of dollars)
                                                   Assets              Deposits
                                                   ------              --------

First Federal Savings & Loan                      $  77,309            $  50,008
Washington State Bank                             $  81,949            $  70,427
American Bank and Trust Company                   $  91,590            $  78,688
St. Landry Homestead                              $ 177,441            $ 134,177
St. Landry Bank and Trust Company                 $ 221,909            $ 184,145

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

Employees

        During 2001, the average number of full-time equivalent employees at the Bank was 45. This includes the officers of the Company that are listed under
Item 1 below.

        There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Executive Officers

        The executive officers of the Company are as follows:

                                        Years of
   Officer Name                          Service               Age              Position Currently Held
------------------                      --------               ---              -----------------------

Salvador L. Diesi, Sr.                     28                   71              Chairman of the Board of the
                                                                                  Company and the Bank;
                                                                                  President of the Company
                                                                                  and the Bank

Ronald J. Lashute                          29                   52              Executive Vice-President and
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

Statistical Information

        The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 2001 Annual Report to Shareholders is incorporated herein by reference under Item 8.

Investment Portfolio

        The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                                                               December 31,
                                                                               ------------------------------------------
                                                                                 2001             2000             1999
                                                                               --------         --------         --------

Securities held to maturity:
   U.S. Treasury                                                               $  2,306         $  4,396         $  2,300
   U.S. Government Agencies                                                          -               500              500
                                                                               --------         --------         --------

                                                                               $  2,036         $  4,896         $  2,800
                                                                               ========         ========         ========


                                                                                               December 31,
                                                                               ------------------------------------------
                                                                                 2001             2000             1999
                                                                               --------         --------         --------
Securities available for sale:
   Mortgage-backed securities                                                  $  9,133         $  7,253         $  6,931
   U.S. Treasury securities                                                          -                -             3,501
   U.S. Government Agencies                                                      14,290           14,413           12,536
   State and Political subdivisions                                              11,477            9,252            8,306
   Equity securities                                                                149              149              149
                                                                               --------         --------         --------

                                                                               $ 35,049         $ 31,067         $ 31,423
                                                                               ========         ========         ========

        The following tables set forth the maturities of investment securities at December 31, 2001, 2000, and 1999 and the weighted average yields of such securities (in thousands of dollars):

                                                            December 31, 2001
                           --------------------------------------------------------------------------------
                                                     After One         After Five
                                                    But Within          But Within               After
                             Within One Year        Five Years          Ten Years              Ten Years
                           ------------------   -----------------    ----------------     -----------------
                            Amount      Yield    Amount     Yield     Amount    Yield      Amount    Yield
                           -------     ------   -------    ------    --------  ------     -------   -------
Securities held
   to maturity:
      U.S. Treasury        $ 1,799      6.61%   $   507      4.35%   $    --        --%   $    --        --%
      U.S. Government
      Agencies                  --        --         --        --         --        --         --        --
                           -------              -------              -------              -------

            Total held
              to
              maturity       1,799      6.61        507      4.35        -0-        --        -0-        --
                           -------              -------              -------              -------

Securities
   available for
   sale:
      U.S. Government
         Agencies               --        --     11,269      5.84      3,021      6.08         --        --
      Mortgage-backed
         securities              2      8.71      2,417      5.36      3,766      6.16      2,948      6.61
      State and
         Political
         Subdivisions*         976      6.83      5,976      7.21      4,108      7.34        417      8.98
      Equity
         securities            149        --         --        --         --        --         --        --
                           -------              -------              -------              -------

            Total
              available
              for sale       1,127      6.83     19,662      6.14     10,895      6.62      3,365      7.03
                           -------              -------              -------              -------

            Total
              securities   $ 2,926      6.69%   $20,169      6.10%   $10,895      6.62%   $ 3,365      7.03%
                           =======   =======    =======   =======    =======   =======    =======   =======

                                                            December 31, 2000
                            ---------------------------------------------------------------------------------
                                                     After One            After Five
                                                    But Within            But Within               After
                            Within One Year         Five Years            Ten Years              Ten Years
                           -----------------    ------------------   -------------------    ------------------
                            Amount     Yield     Amount      Yield    Amount       Yield     Amount      Yield
                           -------    ------    -------     ------   --------     ------    --------    ------

Securities held
   to maturity:
      U.S. Treasury        $ 2,601      5.61%   $ 1,795      6.61%   $    --        --%   $    --        --%
      U.S. Government
      Agencies                 500      6.43         --        --         --        --         --        --
                           -------              -------              -------              -------

            Total held
              to
              maturity       3,101      5.74      1,795      6.61        -0-        --        -0-        --
                           -------              -------              -------              -------

Securities
   available for
   sale:
      U.S. Government
         Agencies              500      6.50     11,419      6.43      2,495      6.65         --        --
      Mortgage-backed
         securities             36      7.37      1,888      5.79      2,366      6.59      2,962      7.10
      State and
         Political
         Subdivisions*       1,033      6.89      4,099      6.87      3,798      7.08        322      8.15
      Equity
         securities            149        --         --        --         --        --         --        --
                           -------              -------              -------              -------

            Total
              available
              for sale       1,718      6.83     17,406      6.48      8,659      6.91      3,284      7.19
                           -------              -------              -------              -------

            Total
              securities   $ 4,819      6.13%   $19,201      6.49%   $ 8,659      6.91%   $ 3,284      7.19%
                           =======   =======    =======   =======    =======   =======    =======   =======

                                                            December 31, 1999
                            ---------------------------------------------------------------------------------
                                                     After One            After Five
                                                     But Within           But Within              After
                             Within One Year         Five Years           Ten Years              Ten Years
                           -----------------    ------------------   -------------------    ------------------
                            Amount     Yield     Amount      Yield    Amount       Yield     Amount      Yield
                           -------    ------    -------     ------   --------     ------    --------    ------
Securities held
   to maturity:
      U.S. Treasury        $   200      4.54%   $ 2,100      5.44%   $    --        --%   $    --        --%
      U.S. Government
      Agencies                  --        --        500      6.43         --        --         --        --
                           -------              -------              -------              -------

            Total held
              to
              maturity         200      4.54      2,600      5.63        -0-        --        -0-        --
                           -------              -------              -------              -------

Securities
   available for
   sale:
      U.S. Treasury          3,501      5.75         --        --         --        --         --        --
      U.S. Government
         Agencies               --        --      9,635      6.12      2,901      6.62         --        --
      Mortgage-backed
         securities             --        --      2,004      6.04        444      5.61      4,483      6.58
      State and
         Political
         Subdivisions*         529      7.37      4,093      6.84      3,186      7.23        498      7.43
      Equity
         securities            149        --         --        --         --        --         --        --
                           -------              -------              -------              -------

            Total
              available
              for sale       4,179      5.96     15,732      6.30      6,531      6.85      4,981      6.66
                           -------              -------              -------              -------

            Total
              securities   $ 4,379      5.89%   $18,332      6.20%   $ 6,531      6.85%   $ 4,981      6.66%
                           =======   =======    =======   =======    =======   =======    =======   =======


* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 2001, 2000 and 1999.

Loan Portfolio

        Loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                                                  December 31,
                                                        -----------------------------------------------------------------
                                                          2001          2000           1999          1998          1997
                                                        --------      --------       --------      --------      --------
Commercial, financial and
    agricultural                                        $  6,738      $  6,946      $  7,326       $  7,666      $  7,549
Real estate construction                                   1,690           539           949             51           359
Real estate mortgage                                      23,604        20,052        15,809         15,361        15,543
Installment                                                5,719         5,122         4,748          4,981         4,984
                                                        --------      --------      --------       --------      --------

          Total                                           37,751        32,659        28,832         28,059        28,435
Less:
    Allowance for possible
       loan losses                                          (605)         (579)         (579)          (596)         (600)
  Unearned income                                            -             -             -              -              -
                                                        --------      --------      --------       --------      --------

                                                        $ 37,146      $ 32,080      $ 28,253       $ 27,463      $ 27,835
                                                        ========      ========      ========       ========      ========

Selected Loan Maturities

     The following table shows selected categories of loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the amounts indicated. Also, the amounts are classified according to the sensitivity to the changes in interest rates (in thousands).

                                                                                            Maturing
                                                                  -------------------------------------------------------
                                                                  One Year        Over One
                                                                     or              to             Over
                                                                   Less (1)        5 Years         5 Years         Total
                                                                   --------       --------        --------       --------
Maturity of Loans:
  Commercial, financial and
    agricultural                                                  $  4,431        $  2,183        $    124       $  6,738
  Real estate mortgage and
    construction                                                     5,449          17,653           2,192         25,294
                                                                  --------        --------        --------       --------

      Total                                                       $  9,880        $ 19,836        $  2,316       $ 32,032
                                                                  ========        ========        ========       ========

Interest Rate Sensitivity of Loans:
  With predetermined interest rates                               $  6,478        $ 18,818        $    258       $ 25,554
  With floating interest rates (2)                                   3,402           1,018           2,058          6,478
                                                                  --------        --------        --------       --------

      Total                                                       $  9,880        $ 19,836        $  2,316       $ 32,032
                                                                  ========        ========        ========       ========

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

                                                                                    December 31,
                                                        -------------------------------------------------------------------
                                                          2001          2000           1999          1998            1997
                                                        --------      --------       --------      --------        --------
Loans accounted for on a
    nonaccrual basis                                    $      8      $     --       $     70      $    145      $    308
Restructured loans which are not
    on nonaccrual                                             24            34             39            61            70
                                                        --------      --------       --------       --------      --------

                                                              32            34            109            206           378
Other real estate and repossessed
    assets received in complete or
    partial satisfaction of loan
    obligations                                               --            --            --             --             7
                                                        --------      --------       --------       --------      --------

       Total nonperforming assets                       $     32      $     34       $    109      $    206      $    385
                                                        ========      ========       ========      ========      ========

Loans contractually past due 90
    days or more as to principal
    or interest, but which were
    not on nonaccrual                                   $     16      $     11       $      8      $     15      $      9
                                                        ========      ========       ========      ========      ========


     At December 31, 2001, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $7,740, with the related allowance for loan losses of $2,000.

        The effect of nonperforming loans on interest income has not been substantial in the past five years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $500, $3,857, $9,501, $32,424 and $53,417 for the years 2001, 2000, 1999, 1998 and 1997, respectively. Interest income in the amount of $-0-, $2,490, $2,733, $4,796 and $5,621 on nonperforming loans during 2001, 2000, 1999, 1998 and 1997, respectively, was recorded.

        At December 31, 2001, 2000, 1999, 1998 and 1997, there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

        The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

        At December 31, 2001, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

        The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 2001, 2000, 1999, 1998, and 1997; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                          2001          2000           1999          1998          1997
                                                        --------      --------       --------      --------      --------
Amount of loans outstanding
  at end of period                                      $ 37,751      $ 32,659      $ 28,832       $ 28,058      $ 28,435
                                                        ========      ========      ========       ========      ========

Average amount                                          $ 35,534      $ 29,974      $ 26,880       $ 28,548      $ 27,797
                                                        ========      ========      ========       ========      ========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                          2001          2000           1999          1998          1997
                                                        --------      --------       --------      --------      --------

Beginning balance                                       $    579      $    579       $    596      $    600      $    614
Provision charged against income                              42            11             --            --            --
                                                        --------      --------       --------      --------      --------
                                                             621           590            596           600           614
                                                        --------      --------       --------      --------      --------
Charge-offs:
    Commercial, financial and
       agricultural loans                                     (3)           (3)           (13)           --            (1)
    Real estate mortgage loans                                --            --             --            --            --
    Real estate construction loans                            --            --             --            --            --
    Installment loans                                        (15)           (8)            (7)          (15)          (16)
                                                        --------      --------       --------      --------      --------
       Total charge-offs                                     (18)          (11)           (20)          (15)          (17)
                                                        --------      --------       --------      --------      --------

Recoveries:
    Commercial, financial and
       agricultural loans                                     --            --             --            --            --
    Real estate mortgage loans                                --            --             --            --            --
    Real estate construction loans                            --            --             --            --            --
    Installment loans                                          2            --              3            11             3
                                                        --------      --------       --------      --------      --------
                                                               2            -0-             3            11             3
                                                        --------       --------      --------      --------      --------

Net (charge-offs) recoveries                                 (16)          (11)           (17)           (4)          (14)
                                                        --------      --------       --------      --------      --------

Ending balance                                          $    605      $    579      $    579       $    596      $    600
                                                        ========      ========      ========       ========      ========

                                                                             Year Ended December 31,
                                                          -----------------------------------------------------------------
                                                            2001          2000           1999          1998          1997
                                                          --------      --------       --------      --------      --------
Ratio of net (charge-offs)
    recoveries during the period to
    average loans outstanding during
    the period                                               (.05)%         (.04)%        (.06)%         (.01)%        (.05)%
                                                          =======        =======       =======        =======       =======


     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                                               December 31, 2001                    December 31, 2000
                                                         ----------------------------         ----------------------------
                                                                          % of Loans                          % of Loans
                                                                          Outstanding                         Outstanding
                                                                            to Total                            to Total
                                                         Allowance           Loans            Allowance          Loans
                                                         ---------        -----------         ---------       -----------
Commercial, financial and
  agricultural loans                                     $     113             17.85%         $     115            21.27%
Real estate construction                                         8              4.48                  4             1.65
Real estate mortgage loans                                     257             62.53                236            61.40
Installment loans                                              227             15.14                224            15.68
                                                         ---------           -------          ---------          -------

                                                         $     605            100.00%         $     579           100.00%
                                                         =========           =======          =========          =======

                                                                December 31, 1999                   December 31, 1998
                                                         ----------------------------         ---------------------------
                                                                           % of Loans                          % of Loans
                                                                          Outstanding                         Outstanding
                                                                            to Total                            to Total
                                                         Allowance           Loans            Allowance          Loans
                                                         ---------        -----------         ---------       -----------
Commercial, financial and
  agricultural loans                                     $     120             25.41%         $     135            27.32%
Real estate construction                                         5              3.29                  1              .18
Real estate mortgage loans                                     238             54.83                272            54.75
Installment loans                                              216             16.47                188            17.75
                                                         ---------           -------          ---------          -------

                                                         $     579            100.00%         $     596           100.00%
                                                         =========           =======          =========          =======

                                                                                                     December 31, 1997
                                                                                              -----------------------------
                                                                                                                % of Loans
                                                                                                                Outstanding
                                                                                                                 to Total
                                                                                              Allowance           Loans
                                                                                              ---------         -----------
Commercial, financial and
    agricultural loans                                                                        $     218            26.55%
Real estate construction                                                                              5             1.27
Real estate mortgage loans                                                                           97            54.66
Installment loans                                                                                   280            17.52
                                                                                              ---------          -------

                                                                                              $     600           100.00%
                                                                                              =========          =======


Deposits

        The average amount of deposits, using daily average balances for 2001, 2000, and 1999, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                                                        Year Ended December 31,
                                                                              -------------------------------------------
                                                                                2001              2000             1999
                                                                              --------          --------         --------

Non-interest bearing demand deposits                                          $ 27,114          $ 25,600         $ 23,962
Interest bearing demand deposits                                                11,158            11,630           10,838
Savings deposits                                                                10,375             9,216            9,714
Time deposits                                                                   22,677            20,969           22,030
                                                                              --------          --------         --------

                                                                              $ 71,324          $ 67,415         $ 66,544
                                                                              ========          ========         ========

Return on equity and assets

        The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                                                            Year Ended December 31,
                                                                                -------------------------------------------
                                                                                  2001              2000             1999
                                                                                --------          --------         --------
Percentage of net income to:
  Average total assets                                                             1.35%             1.54%            1.42%
  Average shareholders' equity                                                     9.59%            11.91%           11.38%

Percentage of dividends declared per
  common share to net income per
  common share                                                                    20.60%            16.62%           15.74%

Percentage of average shareholders'
  equity to daily average total assets                                            14.13%            12.96%           12.47%

Short-Term Borrowing

        The Company did not have any short-term borrowing during the last three years ended December 31, 2001.

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

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

                       MARKET PRICE AND DIVIDENDS DECLARED

                                                                                                         Dividends
               Year               Quarter                    High                   Low                  Per Share
              ------             ---------                  ------                ------                -----------

               2001              First                      $   71                $   71                    $ --
                                 Second                         74                    74                      --
                                 Third                          76                    76                      --
                                 Fourth                         80                    80                    2.00

               2000              First                      $   61                $   61                    $ --
                                 Second                         62                    62                      --
                                 Third                          64                    64                      --
                                 Fourth                         68                    30                    1.70


        Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 508 shareholders of record at December 31, 2001.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information called for by Item 7 is included in the Registrant's Annual Report in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 57 in the Annual Report are incorporated herein by reference:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Income - Years Ended December 31, 2001,
           2000, and 1999

         Consolidated Statements of Shareholders' Equity - Years Ended December
           31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows - Years Ended December 31, 2001,
           2000, and 1999

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a)     1. Financial Statements

                      The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 57 of the Registrant's Annual Report are incorporated by reference in Item 8:

                           Independent Auditors' Report

                           Consolidated Balance Sheets - December 31, 2001 and
                             2000

                           Consolidated Statements of Income - Years Ended
                             December 31, 2001, 2000 and 1999

                           Consolidated Statements of Shareholders' Equity -
                             Years Ended December 31, 2001, 2000 and 1999

                           Consolidated Statements of Cash Flows - Years Ended
                             December 31, 2001, 2000 and 1999

                           Notes to Consolidated Financial Statements

                           Selected Quarterly Financial Data


              (a)     2. Financial Statement Schedules

                      The Schedules to the consolidated financial statements required by Article 9, and all other schedules to the financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

              (a)     3. Exhibits

                      (13)    2001 Annual Report to Shareholders

                      (22) Proxy Statement for Annual Meeting of Shareholders to be held on April 10, 2002

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

                                          American Bancorp, Inc.
                                          (Registrant)



                                          By:  /s/ Salvador L. Diesi, Sr.
                                               ---------------------------
                                               Salvador L. Diesi, Sr., Chairman
                                                 of the Board of the Company
                                                 and the Bank; President of
                                                 the Company and the Bank

                                          Date: March 13, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Salvador L. Diesi, Sr.                /s/ Jasper J. Artall, Sr.
-------------------------------------     ----------------------------------
Salvador L. Diesi, Sr., Chairman of       Jasper J. Artall, Sr., Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date:  March 13, 2002                     Date:  March 13, 2002
       ------------------------------            ---------------------------


/s/ Ronald J. Lashute                     /s/ Walter J. Champagne, Jr.
-------------------------------------     ----------------------------------
Ronald J. Lashute, Executive Vice-        Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Secretary/Treasurer of
  the Company

Date:  March 13, 2002                     Date:  March 13, 2002
       -------------------------------           ----------------------------



                                          /s/ J. C. Diesi
                                          ----------------------------------
                                          J. C. Diesi, Director

                                          Date:  March 13, 2002
                                                 ----------------------------

                                  EXHIBIT INDEX



      EXHIBIT
       NUMBER                      DESCRIPTION
     ----------                    -----------
         13.1                 2001 Annual Report to shareholders
                                of American Bancorp, Inc.

         22.1                 2001 Proxy Statement for annual
                                meeting of shareholders.

         23.1                 Consent of Independent Auditors.