Form 10-Q
period 2002-03-31
AMERICAN BANCORP INC/LA
filed 2002-05-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              LOUISIANA                            72-0951347
     -------------------------------     -------------------------------
     (State or other jurisdiction of      (I R S Employer I. D. Number)
      incorporation or organization)


 321 EAST LANDRY STREET, OPELOUSAS, LA                70570
 --------------------------------------  -------------------------------
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

Common stock, $5 Par Value------116,288 shares as of April 30, 2002

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                 (In Thousands)



                                                                  March 31, 2002    Dec. 31, 2001
                                                                 ----------------  --------------
                                                                    (Unaudited)       (Note 1)

ASSETS

    Cash on deposit with subsidiary                                   $     12         $     24
    Investment in subsidiary                                            12,303           12,235
    Dividends receivable                                                     0                0
    Due from subsidiary                                                    186               67
                                                                      --------         --------

                      TOTAL ASSETS                                    $ 12,501         $ 12,326
                                                                      ========         ========


LIABILITIES

    Accrued income tax payable                                        $    180         $     61
    Other liabilities                                                        0                0
                                                                      --------         --------

                      TOTAL LIABILITIES                               $    180         $     61
                                                                      --------         --------


SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,484 and 116,589 shares outstanding,
  respectively                                                        $    600         $    600
Surplus                                                                  2,150            2,150
Retained earnings                                                        9,672            9,345
Treasury stock,  3,516 and 3,411 shares at cost,
   respectively                                                           (221)            (213)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                           120              383
                                                                      --------         --------

                      TOTAL SHAREHOLDERS' EQUITY                      $ 12,321         $ 12,265
                                                                      --------         --------

                      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 12,501         $ 12,326
                                                                      ========         ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                                     March 31, 2002    Dec. 31, 2001
                                                                     --------------    -------------
                                                                       (Unaudited)        (Note 1)

     ASSETS

Cash and due from banks                                                  $  5,363         $  5,321
Federal funds sold                                                          9,725            8,925
                                                                         --------         --------

    Total cash and cash equivalents                                      $ 15,088         $ 14,246
Interest bearing deposits with banks                                            0               99
Securities held to maturity                                                 2,306            2,306
Securities available for sale                                              34,894           35,049
Loans - net of allowance for loan losses                                   36,981           37,146
Bank premises and equipment                                                 1,711            1,771
Other real estate                                                               0                0
Accrued interest receivable                                                   585              583
Other assets                                                                  558              390
                                                                         --------         --------

     TOTAL ASSETS                                                        $ 92,123         $ 91,590
                                                                         ========         ========


     LIABILITIES

Deposits:
 Non-interest bearing demand deposits                                    $ 29,364         $ 27,780
 Interest bearing deposits:
    NOW accounts                                                            9,833           13,370
    Money market accounts                                                   3,139            2,651
    Savings                                                                11,628           10,626
    Time deposits $ 100,000 or more                                         8,051            7,311
    Other time deposits                                                    17,109           16,950
                                                                         --------         --------

     Total deposits                                                      $ 79,124         $ 78,688
Accrued interest payable                                                      100              131
Other liabilities                                                             578              506
                                                                         --------         --------

     TOTAL LIABILITIES                                                   $ 79,802         $ 79,325
                                                                         --------         --------


     SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,484 and 116,589 shares outstanding,
  respectively                                                           $    600         $    600
Surplus                                                                     2,150            2,150
Retained earnings                                                           9,672            9,345
Treasury stock, 3,516 and 3,411 shares at cost,
  respectively                                                               (221)            (213)
Unrealized gain (loss) on securities
  available for sale, net of tax                                              120              383
                                                                         --------         --------

     TOTAL SHAREHOLDERS' EQUITY                                          $ 12,321         $ 12,265
                                                                         --------         --------

     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY                           $ 92,123         $ 91,590
                                                                         ========         ========



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands )



                                                               Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                                2002          2001
                                                               -----         -----

INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary                             $   0         $  22

OPERATING EXPENSES

    Directors fees                                                 3             3
    Other expenses                                                 0             1
                                                               -----         -----

                   TOTAL EXPENSES                                  3             4

Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                                        (3)           18

Provision for income taxes                                         0             0
                                                               -----         -----

Earnings  before equity in undistributed
earnings of subsidiary                                            (3)           18

Equity in undistributed earnings of
subsidiary                                                       330           238
                                                               -----         -----


    Net Income                                                 $ 327         $ 256
                                                               =====         =====



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)



                                                                Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                                          INCREASE
                                                                2002          2001       (DECREASE)
                                                               ------        ------      ----------

INTEREST INCOME:
    Interest and fees on loans                                 $  731        $  741        $  (10)
    Interest on investment securities:
       Taxable                                                    375           381            (6)
       Tax-exempt                                                 120           102            18
    Other interest                                                 35            92           (57)
                                                               ------        ------        ------

       TOTAL INTEREST INCOME                                    1,261         1,316           (55)
                                                               ------        ------        ------

INTEREST EXPENSE:
    Interest on deposits                                          280           400          (120)
    Interest on short-term borrowings                               0             0             0
                                                               ------        ------        ------

       TOTAL INTEREST EXPENSE                                     280           400          (120)
                                                               ------        ------        ------

NET INTEREST INCOME                                               981           916            65

Provision for possible loan losses                                 11            10             1
                                                               ------        ------        ------

Net interest income after provision for
    possible loan losses                                          970           906            64
                                                               ------        ------        ------

NON-INTEREST INCOME:
    Service charges on deposit accounts                           134           133             1
    Investment securities gains (losses)                            0             0             0
    Other                                                          51            28            23
                                                               ------        ------        ------

       TOTAL NON-INTEREST INCOME                                  185           161            24
                                                               ------        ------        ------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                358           387           (29)
    Net occupancy expense                                         139           151           (12)
    Net cost of operation of O.R.E.O                                0             0             0
    Other                                                         218           190            28
                                                               ------        ------        ------

       TOTAL NON-INTEREST EXPENSE                                 715           728           (13)
                                                               ------        ------        ------

INCOME BEFORE INCOME TAXES                                        440           339           101

Provision for income taxes                                        113            83            30
                                                               ------        ------        ------

   NET INCOME                                                  $  327        $  256        $   71
                                                               ======        ======        ======

Net income per share of common stock                           $ 2.81        $ 2.18        $ 0.63
                                                               ======        ======        ======



See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Three Month Periods Ended March 31, 2002 & 2001
                                   (Unaudited)
                                 (In Thousands)


                                                                                ACCUMULATED
                                                                                   OTHER
                                                COMMON              RETAINED   COMPREHENSIVE   TREASURY    COMPREHENSIVE
                                                 STOCK    SURPLUS   EARNINGS       INCOME        STOCK        INCOME        TOTAL
                                                ------    -------   --------   -------------   --------    -------------    -----

Balance December 31, 2000                      $    600   $  2,150   $  8,442     $     19      $   (135)     $      0     $ 11,076
Comprehensive income:
  Net income (loss)                                             --        256           --            --           256          256
  Other comprehensive income,
    net of tax:
       Change in unrealized gains (losses)
         on securities available for sale                       --         --          298            --           298          298
                                                                                                              --------

        Total comprehensive income                              --         --           --            --      $    554
                                                                                                              ========

Purchase of treasury stock                                      --         --           --           (27)                       (27)
Dividends paid                                                  --          0           --            --                          0
                                               --------   --------   --------     --------      --------                   --------

Balance, March 31, 2001                        $    600   $  2,150   $  8,698     $    317      $   (162)                  $ 11,603
                                               ========   ========   ========     ========      ========                   ========


Balance December 31, 2001                      $    600   $  2,150   $  9,345     $    383      $   (213)     $      0     $ 12,265
Comprehensive income:
  Net income (loss)                                             --        327           --            --           327          327
  Other comprehensive income,
    net of tax:
       Change in unrealized gains (losses)
         on securities available for sale                       --         --         (263)           --          (263)        (263)
                                                                                                              --------

       Total comprehensive income                               --         --           --            --      $     64
                                                                                                              ========

Purchase of treasury stock                                      --         --           --            (8)                        (8)
Dividends paid                                                  --         --           --            --                         --
                                               --------   --------   --------     --------      --------                   --------

Balance, March 31, 2002                        $    600   $  2,150   $  9,672     $    120      $   (221)                  $ 12,321
                                               ========   ========   ========     ========      ========                   ========



See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                      2002             2001
                                                                                    --------          --------

OPERATING ACTIVITIES
  Net income                                                                        $    327          $    256
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                          (60)              (30)
     Depreciation of property and equipment                                               40                43
     Amortization of computer software                                                    10
     Provision for loan loss                                                              11                10
     (Gain) loss on disposal of assets                                                     0                 0
     (Increase) decrease in assets:
           Other real estate owned                                                         0                 0
           Accrued interest receivable                                                    (2)              137
           Other assets                                                                  (61)              (16)
     Increase (decrease) in  liabilities:
            Accrued interest payable                                                     (30)              (14)
            Other liabilities                                                            207               269
                                                                                    --------          --------

        Net cash provided by operating activities                                   $    442          $    655
                                                                                    --------          --------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks                       $     99          $     99
  Proceeds from sales & maturities of securities available for sale                    4,131             6,302
  Proceeds from sales & maturities of securities held to maturity                          0               700
  Purchases of securities available for sale                                          (4,313)           (4,303)
  Purchases of securities held to maturity                                                 0                 0
  (Increase) decrease in loans                                                           153            (1,217)
  Purchases of property & equipment                                                      (98)             (133)
  Other                                                                                    0                 0
                                                                                    --------          --------

        Net cash provided  by (used in)  investing activities                       $    (28)         $  1,448
                                                                                    --------          --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                           $   (463)         $ (3,183)
  Increase (decrease) in time deposits                                                   899               740
  Dividends paid                                                                           0                 0
  Purchase of treasury stock                                                              (8)              (27)
                                                                                    --------          --------

        Net cash provided  by (used in) financing activities                        $    428          $ (2,470)
                                                                                    --------          --------

        Increase (decrease) in cash and cash equivalents                            $    842          $   (367)

     Cash and cash equivalents at beginning of year                                   14,246            11,676
                                                                                    --------          --------

     Cash and cash equivalents at end of period                                     $ 15,088          $ 11,309
                                                                                    ========          ========

SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                           $    311          $    414
                                                                                    ========          ========

         Income taxes                                                               $     --          $     --
                                                                                    ========          ========



See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 1 -- A BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in American Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3 -- RELATED PARTIES

          Directors, executive officers, and 10 % shareholders and their related interests had loans outstanding totaling $ 1,098,000 at March 31, 2002.

NOTE 4 -- EARNING PER SHARE

          The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 116,519 and 117,364 for the quarters ended March 31, 2002 and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

      The Company reported net income of $ 327,000 for the first three months of 2002 compared to $ 256,000 for the same period of 2001. On a per share basis, the net income was $ 2.81 for the first three months of 2002 compared to $ 2.18 for the same period of 2001. The Company recorded a provision for possible loan losses of $ 11,000 and $ 10,000 for the three months ended March 31, 2002 and 2001, respectively. Net interest income increased 7.10% to $ 981,000 for the first three months of 2002 compared to $ 916,000 for the same period of 2001.

      Total assets were $ 92,123,000 at March 31, 2002, an increase of $ 533,000 from December 31, 2001. Loans decreased by $ 165,000 or 0.44 % from $ 37,146,000 at December 31, 2001 to $ 36,981,000 at March 31, 2002. Deposits increased by
$ 436,000 or 0.55 % from $ 78,688,000 at December 31, 2001 to $ 79,124,000 at
March 31, 2002.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the three months ended March 31, 2002 totaled $ 981,000, a $ 65,000 increase from the same period in 2001. The greatest contributing factors to this increase were increases in the average balances of loans and investment securities, which were partially offset by decreases in the yields on loans and investment securities. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 2002 was favorable.

     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 11,000 and $ 10,000 for the first three months of 2002 and 2001, respectively. The recognition of this provision resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was 1.62 % and 1.60 % at March 31, 2002 and December 31, 2001, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

     NONINTEREST INCOME. For the first three months of 2002 noninterest income increased $ 24,000 or 14.9 % compared to the same period of 2001.

Other non-interest income increased by $ 23,000 or 82.14 % compared to the same period of 2001. Most of this increase is the result of an increase in miscellaneous income for the first quarter of 2002.

There were no securities gains in the three month periods ended March 31, 2002 and 2001.

     NONINTEREST EXPENSE. For the first three months of 2002 noninterest expense decreased $ 13,000 or 1.79 % compared to the same period in 2001.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $ 29,000 or 7.49 % for the first three months of 2002 as compared to the same period in 2001. This decrease was attributed to a decrease in the cost of benefits provided to employees and adjustments to accruals for deferred compensation.

Net occupancy expense also decreased by $ 12,000 or 7.95% for the first three months of 2002 as compared to the same period in 2001.

     INCOME TAXES. The Company recorded provisions for income taxes of $ 113,000 for the three month period ended March 31, 2002 as compared to $ 83,000 for the same period of 2001.

FINANCIAL CONDITION

     LOANS. Loans were $ 36,981,000 at March 31, 2002; down by $ 165,000 or 0.44% from December 31, 2001.


TABLE I -- COMPOSITION OF LOAN PORTFOLIO
           (In thousands)

                                                                       March 31, 2002         Dec. 31, 2001
                                                                       --------------         -------------

                 Commercial, financial and agricultural loans             $   6,637             $   6,738
                 Real estate construction loans                               1,306                 1,690
                 Real estate mortgage loans                                  23,768                23,604
                 Consumer loans                                               5,879                 5,719
                 Industrial revenue bonds                                         0                     0
                                                                          ---------             ---------

                       TOTAL LOANS                                        $  37,590             $  37,751

                 Allowance for possible loan losses                             609                   605
                 Unearned income                                                  0                     0
                                                                          ---------             ---------

                                                                          $  36,981             $  37,146
                                                                          =========             =========

     SECURITIES HELD TO MATURITY. Securities held to maturity were $ 2,306,000 at March 31, 2002; which is unchanged from December 31, 2001.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $34,894,000 at March 31, 2002; which is down by $ 155,000 or 0.44 % from
December 31, 2001.


TABLE II -- INVESTMENT SECURITIES
            (In thousands)

A comparison of the book values and the estimated market values of investment securities is as follows:

                                                                  March 31, 2002
                                           ---------------------------------------------------------
                                                  HELD TO MATURITY            AVAILABLE FOR SALE
                                           AMORTIZED         MARKET         AMORTIZED         MARKET
                                              COST           VALUE             COST           VALUE
                                           ---------        -------         ---------        --------

     U.S. Treasury                          $ 2,306         $ 2,327         $      0         $      0
     U.S.  Government Agencies                    0               0           14,045           14,075
     Mortgaged-backed securities                  0               0            8,943            9,009
     State & Political Subdivisions               0               0           11,574           11,661
     Equity  securities                           0               0              149              149
                                            -------         -------         --------         --------

                         TOTAL              $ 2,306         $ 2,327         $ 34,711         $ 34,894
                                            =======         =======         ========         ========

                                                              December 31, 2001
                                           ---------------------------------------------------------
                                                 HELD TO MATURITY            AVAILABLE FOR SALE
                                           AMORTIZED        MARKET         AMORTIZED          MARKET
                                              COST           VALUE           COST              VALUE
                                           ---------        -------        ---------          ------

     U.S. Treasury                          $ 2,306         $ 2,354         $      0         $      0
     U.S. Government Agencies                     0               0           14,070           14,290
     Mortgaged-backed securities                  0               0            8,992            9,133
     State & Political Subdivisions               0               0           11,258           11,477
     Equity  securities                           0               0              149              149
                                            -------         -------         --------         --------

                         TOTAL              $ 2,306         $ 2,354         $ 34,469         $ 35,049
                                            =======         =======         ========         ========

TABLE III -- NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, loans which are contractually 90 days or more past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield. Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. Certain nonperforming loans that are current as to principal and interest payments are classified as nonperforming because there is a question concerning full collectibility of both principal and interest.

Nonperforming assets totaled $ 4,000 at March 31, 2002, a $ 28,000 (87.50 %) decrease from December 31, 2001. The composition of nonperforming assets is illustrated below:

                                                                 March 31, 2002    Dec. 31, 2001
                                                                 --------------    -------------

         Nonperforming loans:
         (In thousands)

                 Loans on nonaccrual                                  $    4          $     8
                 Restructured loans which are not
                     on nonaccrual                                         0               24
                                                                      ------           ------

                       Total nonperforming loans                           4               32

                 Other real estate and repossessed assets
                     received in complete or partial
                     satisfaction of loan obligations                      0                0
                                                                      ------           ------

                       TOTAL NONPERFORMING ASSETS                     $    4           $   32
                                                                      ======           ======

                 Loans past due 90 days or more as to
                     principal or interest, but which are not
                     on nonaccrual                                    $    2           $   16
                                                                      ======           ======


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                 (In thousands)


                                                              March 31, 2002   Dec. 31, 2001
                                                              --------------   -------------

         Beginning balance                                        $  605          $  579

         Charge-offs:
             Commercial, financial and agricultural loans              0              (3)
             Real estate - construction loans                          0               0
             Real estate - mortgage loans                             (4)              0
             Installment loans to individuals                         (3)            (15)
                                                                  ------          ------

                 Total charge-offs                                    (7)            (18)
                                                                  ------          ------

         Recoveries:
             Commercial, financial and agricultural loans              0               0
             Real estate - construction loans                          0               0
             Real estate - mortgage loans                              0               0
             Installment loans to individuals                          0               2
                                                                  ------          ------

                 Total recoveries                                      0               2
                                                                  ------          ------

         Net (charge-offs) recoveries                                 (7)            (16)
                                                                  ------          ------

         Provision charged against income                             11              42
                                                                  ------          ------

         Balance at end of period                                 $  609          $  605
                                                                  ======          ======

         Ratio of net (charge-offs) recoveries during the
             period to average loans outstanding during
             the period                                            (0.02)%         (0.05)%
                                                                  ======          ======


The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan charge-offs, as well as current economic conditions and market trends.

TABLE V -- ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
           (In thousands)

The allowance for possible loan losses has been allocated according to the amounts deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

                                                         March 31, 2002                 December 31, 2001
                                                   --------------------------       ---------------------------
                                                                   % OF LOANS                        % OF LOANS
                                                                    TO TOTAL                          TO TOTAL
                                                     AMOUNT           LOANS           AMOUNT           LOANS
                                                   ---------       ----------       ---------        ----------

         Commercial, financial and
           agricultural loans                      $     110            18%         $     113            18%
         Real estate -- construction loans                18             3%                 8             4%
         Real estate -- mortgage loans                   384            63%               257            63%
         Consumer loans                                   97            16%               227            15%
         Industrial revenue  bonds                         0             0%                 0             0%
                                                   ---------                        ---------

                                                   $     609           100%         $     605           100%
                                                   =========                        =========

     DEPOSITS. As of March 31, 2002 total deposits have increased by $ 436,000 or 0.55 % from December 31, 2001. Non-interest bearing deposits increased by $1,584,000 or 5.70 % from December 31, 2001 to March 31, 2002. Interest bearing deposits decreased by $ 1,148,000 or 2.26 % from December 31, 2001 to March 31, 2002.

     CAPITAL. Shareholders' equity totaled $ 12,321,000 at March 31, 2002, compared to $ 12,265,000 at December 31, 2001. The increase is primarily the result of net income during the current quarter which was partially offset by an unrealized reduction in the market value of securities available for sale. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI -- CAPITAL RATIOS

                                                                          ----------------  --------------
                                                                           March 31, 2002    Dec. 31, 2001
                                                                          ----------------  --------------

                        AMERICAN BANK & TRUST COMPANY
                              (Bank subsidiary)
                        Risk-based capital:
                          Tier 1 risk-based capital ratio                       27.87%          27.16%
                          Total risk-based capital ratio                        29.12%          28.41%
                          Leverage ratio                                        13.38%          14.14%

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



                                            AMERICAN BANCORP, INC.
                                         ---------------------------
                                                (Registrant)



     May 8, 2002                           /s/ Salvador L. Diesi, Sr.
----------------------                   ----------------------------
        DATE                                Salvador L. Diesi, Sr.
                                            Chairman of the Board and President



     May 8, 2002                           /s/ Ronald J. Lashute
----------------------                   ----------------------------
        DATE                                Ronald J. Lashute
                                            Secretary and Treasurer

                                INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                                DESCRIPTION
     -------                               ------------

   No exhibits                                 N/A