Form 10-Q
period 2002-06-30
AMERICAN BANCORP INC/LA
filed 2002-08-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002

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

Common stock, $5 Par Value-------116,283 shares as of July 31, 2002

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                    (In Thousands Except for Per Share Data)


                                                                    June 30, 2002      Dec. 31, 2001
                                                                    -------------      -------------
ASSETS
                                                                      (Unaudited)            (Note 1)
    Cash on deposit with subsidiary                                 $          23      $          24
    Investment in subsidiary                                               13,170             12,235
    Dividend receivable                                                         0                  0
    Due from subsidiary                                                       107                 67
                                                                    -------------      -------------

              TOTAL ASSETS                                          $      13,300      $      12,326
                                                                    =============      =============


LIABILITIES


    Accrued income taxes payable                                    $         102      $          61
    Other liabilities                                                           0                  0
                                                                    -------------      -------------

              TOTAL LIABILITIES                                     $         102      $          61
                                                                    -------------      -------------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,283 and 116,589 shares outstanding,
  respectively                                                      $         600      $         600
Surplus                                                                     2,150              2,150
Retained earnings                                                          10,037              9,345
Treasury stock,  3,717 and 3,411 shares at cost,
   respectively                                                              (237)              (213)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                              648                383
                                                                    -------------      -------------

              TOTAL SHAREHOLDERS' EQUITY                            $      13,198      $      12,265
                                                                    -------------      -------------

              TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $      13,300      $      12,326
                                                                    =============      =============



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except for Per Share Data)


                                                    June 30, 2002      Dec. 31, 2001
                                                    -------------      -------------
ASSETS                                                (Unaudited)            (Note 1)
Cash and due from banks                             $       5,604      $       5,321
Federal funds sold                                          2,475              8,925
                                                    -------------      -------------

    Total cash and cash equivalents                 $       8,079      $      14,246
Interest bearing deposits with banks                            0                 99
Securities held to maturity                                 1,808              2,306
Securities available for sale                              38,966             35,049
Loans - net of allowance for loan losses                   38,363             37,146
Bank premises and equipment                                 1,685              1,771
Other real estate                                               0                  0
Accrued interest receivable                                   609                583
Other assets                                                  486                390
                                                    -------------      -------------

     TOTAL ASSETS                                   $      89,996      $      91,590
                                                    =============      =============


     LIABILITIES

Deposits:
 Non-interest bearing demand deposits               $      27,586      $      27,780
 Interest bearing deposits:
    NOW accounts                                            9,559             13,370
    Money market accounts                                   3,000              2,651
    Savings                                                11,424             10,626
    Time deposits $ 100,000 or more                         7,693              7,311
    Other time deposits                                    16,623             16,950
                                                    -------------      -------------

     Total deposits                                 $      75,885      $      78,688
Accrued interest payable                                       86                131
Other liabilities                                             827                506
                                                    -------------      -------------

     TOTAL LIABILITIES                              $      76,798      $      79,325
                                                    -------------      -------------


     SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,283 and 116,589 shares outstanding,
  respectively                                      $         600      $         600
Surplus                                                     2,150              2,150
Retained earnings                                          10,037              9,345
Treasury stock, 3,717 and 3,411 shares at cost,
     respectively                                            (237)              (213)
Unrealized gain (loss) on securities
  available for sale, net of tax                              648                383
                                                    -------------      -------------

     TOTAL SHAREHOLDERS' EQUITY                     $      13,198      $      12,265
                                                    -------------      -------------

     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY      $      89,996      $      91,590
                                                    =============      =============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                             -----------------------------------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary           $     30     $     30     $     30     $     52

OPERATING EXPENSES

    Directors fees                                  3            3            6            6
    Other expenses                                  0            0            0            1
                                             --------     --------     --------     --------
           TOTAL EXPENSES                           3            3            6            7
                                             --------     --------     --------     --------
Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                         27           27           24           45

Provision for income taxes                          0            0            0            0
                                             --------     --------     --------     --------
Earnings  before equity in undistributed
earnings of subsidiary                             27           27           24           45

Equity in undistributed earnings of
subsidiary                                        338          256          668          494
                                             --------     --------     --------     --------

    Net Income                               $    365     $    283     $    692     $    539
                                             ========     ========     ========     ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                             -----------------------------------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
INTEREST INCOME:
    Interest and fees on loans               $    741     $    769     $  1,472     $  1,510
    Interest on investment securities:
       Taxable                                    414          394          789          775
       Tax-exempt                                 126          109          246          211
    Other interest                                 20           57           55          149
                                             --------     --------     --------     --------

       TOTAL INTEREST INCOME                    1,301        1,329        2,562        2,645
                                             --------     --------     --------     --------
INTEREST EXPENSE:
    Interest on deposits                          239          402          519          802
    Interest on short-term borrowings               0            0            0            0
                                             --------     --------     --------     --------
       TOTAL INTEREST EXPENSE                     239          402          519          802
                                             --------     --------     --------     --------
NET INTEREST INCOME                             1,062          927        2,043        1,843

Provision for possible loan losses                 10           11           21           21
                                             --------     --------     --------     --------
Net interest income after provision for
    possible loan losses                        1,052          916        2,022        1,822
                                             --------     --------     --------     --------
NON-INTEREST INCOME:
    Service charges on deposit accounts           132          134          266          267
    Investment securities gains (losses)            0            0            0            0
    Other                                          27           21           78           49
                                             --------     --------     --------     --------
       TOTAL NON-INTEREST INCOME                  159          155          344          316
                                             --------     --------     --------     --------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                365          338          723          725
    Net occupancy expense                         141          162          280          313
    Net cost of operation of O.R.E.O                0            0            0            0
    Other                                         211          188          429          378
                                             --------     --------     --------     --------
       TOTAL NON-INTEREST EXPENSE                 717          688        1,432        1,416
                                             --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                        494          383          934          722

Provision for income taxes                        129          100          242          183
                                             --------     --------     --------     --------
   NET INCOME                                $    365     $    283     $    692     $    539
                                             ========     ========     ========     ========

Net income per share of common stock         $   3.14     $   2.41     $   5.95     $   4.59
                                             ========     ========     ========     ========

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 2002 & 2001
                                   (Unaudited)
                                 (In Thousands)

                                                                                 ACCUMULATED
                                                                                    OTHER                  COMPREHENSIVE
                                                COMMON              RETAINED    COMPREHENSIVE   TREASURY       INCOME
                                                 STOCK    SURPLUS   EARNINGS        INCOME       STOCK                      TOTAL
                                                -------   -------   ---------   -------------   --------   -------------   -------
 Balance December 31, 2000                      $   600   $ 2,150   $   8,442           $  19   $   (135)          $   0   $11,076
 Comprehensive income
     Net income (loss)                                         --         539              --         --             539       539
     Other comprehensive income,
        net of tax:
           Change in unrealized gains (losses)
           on securities available for sale                    --          --             314         --             314       314
                                                                                                           -------------
           Total comprehensive income                          --          --              --         --           $ 853
                                                                                                           =============

   Purchase of treasury stock                                  --          --              --        (43)                      (43)
   Dividends paid                                              --          --               0         --                         0
                                                -------   -------   ---------   -------------   --------                   -------

   Balance , June 30, 2001                      $   600   $ 2,150   $   8,981           $ 333   $   (178)                  $11,886
                                                =======   =======   =========   =============   ========                   =======

 Balance December 31, 2001                      $   600   $ 2,150   $   9,345           $ 383   $   (213)          $   0   $12,265
 Comprehensive income
     Net income (loss)                                         --         692              --         --             692       692
     Other comprehensive income,
        net of tax:
           Change in unrealized gains (losses)
           on securities available for sale                    --          --             265         --             265       265
                                                                                                           -------------
           Total comprehensive income                          --          --              --         --           $ 957
                                                                                                           =============
  Purchase of treasury stock                                   --          --              --        (24)                      (24)
  Dividends paid                                               --                          --         --                         0
                                                -------   -------   ---------   -------------   --------                   -------

   Balance , June 30, 2002                      $   600   $ 2,150   $  10,037           $ 648   $   (237)                  $13,198
                                                =======   =======   =========   =============   ========                   =======



See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2002             2001
                                                                           --------         --------
OPERATING ACTIVITIES
  Net income                                                               $    692         $    539
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                (124)             (72)
     Depreciation                                                                82               85
     Amortization of software                                                    23                0
     Provision for loan loss                                                     21               21
     (Gain) loss on disposal of assets                                            0                0
     (Increase) decrease in assets:
           Other real estate owned                                                0                0
           Accrued interest receivable                                          (25)              61
           Other assets                                                          15               (3)
     Increase (decrease) in  liabilities:
            Accrued interest payable                                            (45)              (3)
            Other liabilities                                                   184              301
                                                                           --------         --------

        Net cash provided by operating activities                          $    823         $    929
                                                                           --------         --------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks              $     99         $     99
  Proceeds from sales & maturities of available for sale securities           7,738           11,950
  Proceeds from sales & maturities of held to maturity securities             1,800            1,200
  Purchases of available for sale securities                                (11,129)         (11,359)
  Purchases of held to maturity securities                                   (1,303)            (511)
  (Increase) decrease in loans                                               (1,238)          (3,584)
  Purchases of property & equipment                                            (126)            (282)
 Proceeds from sale of property & equipment                                       0                0
 Other                                                                           (4)               0
                                                                           --------         --------

        Net cash provided  by (used in)  investing activities              $ (4,163)        $ (2,487)
                                                                           --------         --------


FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                  $ (2,858)        $ (3,739)
  Increase (decrease) in time deposits                                           55            2,116
  Dividends paid                                                                  0                0
  Purchase of treasury stock                                                    (24)             (43)
                                                                           --------         --------

        Net cash provided  by (used in) financing activities               $ (2,827)        $ (1,666)
                                                                           --------         --------

        Increase (decrease) in cash and cash equivalents                   $ (6,167)        $ (3,224)

     Cash and cash equivalents at beginning of year                          14,246           11,676
                                                                           --------         --------

     Cash and cash equivalents at end of period                            $  8,079         $  8,452
                                                                           ========         ========

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                  $    564         $    805
                                                                           ========         ========

         Income taxes                                                      $    217         $    130
                                                                           ========         ========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 1 - A BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


NOTE 2 - IMPAIRED LOANS

          In accordance with Statement of Financial Accounting Standards (SFAS) No.114, interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income.

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


NOTE 3 - RELATED PARTIES

          Directors, executive officers, and 10 % shareholders and their related interest had loans outstanding totaling $ 1,010,000 at June 30, 2002.


NOTE 4- EARNINGS PER SHARE

          The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 116,286 and 117,167 for the quarters ended June 30, 2002 and 2001, respectively and during each six month period of 116,403 and 117,266 for the six month periods ended June 30, 2002 and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

     The Company reported net income of $ 692,000 for the first six months of 2002 compared to $ 539,000 for the same period of 2001. On a per share basis, the net income was $ 5.95 for the first six months of 2002 compared to $ 4.59 for the same period of 2001. The Company recorded a provision for possible loan losses of $ 21,000 and $ 21,000 for the six months ended June 30, 2002 and 2001, respectively. Net interest income increased 10.85% to $ 2,043,000 for the first six months of 2002 compared to $ 1,843,000 for the same period of 2001.

     Total assets were $ 89,996,000 at June 30, 2002, a decrease of $ 1,594,000 from December 31, 2001. Loans increased by $ 1,217,000 or 3.28 % from $ 37,146,000 at December 31, 2001 to $ 38,363,000 at June 30, 2002. Deposits
decreased by $ 2,803,000 or 3.56 % from $ 78,688,000 at December 31, 2001 to $
75,885,000 at June 30, 2002.


RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 2002 totaled $ 2,043,000, a $ 200,000 increase from the same period in 2001. The greatest contributing factor to this increase was a decrease in the interest paid on deposits. An increase in the average balance of investment securities was also a contributing factor but was partially negated by a reduction in the yield on those securities. The overall effect on volume and rate changes on net interest income during the six month period ended June 30, 2002 was favorable.

     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 21,000 and $ 21,000 for the first six months of 2002 and 2001, respectively. The recognition of these provisions resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was 1.58 % and 1.60 % at June 30, 2002 and December 31, 2001, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

     NONINTEREST INCOME. For the first six months of 2002 noninterest income increased $ 28,000 or 8.86 % compared to the same period of 2001.

Other non-interest income increased by $ 29,000 or 59.18 % compared to the same period of 2001. The increase is the result of an increase in fee income for the first six months of 2002.

There were no securities gains in the six month periods ended June 30, 2002 and 2001.

     NONINTEREST EXPENSE. For the first six months of 2002 noninterest expense increased $ 16,000 or 1.13 % compared to the same period in 2001.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $ 2,000 or 0.28% for the first six months of 2002 as compared to the same period in 2001. This decrease was attributed to a decrease in the cost of benefits provided to employees and was partially offset by an overall increase in salaries.

Net occupancy expense also decreased by $ 33,000 or 10.54% for the first six months of 2002 as compared to the same period in 2001 due to a reclassification of amortization expense on software to other expenses.

     INCOME TAXES. The Company recorded provisions for income taxes of $ 242,000 for the six month period ended June 30, 2002 as compared to $ 183,000 for the same period of 2001.

FINANCIAL CONDITION

     LOANS. Loans were $ 38,363,000 at June 30, 2002; up by $ 1,217,000 or 03.28
% from December 31, 2001.


TABLE I - COMPOSITION OF LOAN PORTFOLIO
          (In thousands)


                                                 June 30, 2002     Dec. 31, 2001
                                                 -------------     -------------
Commercial, Financial and Agricultural Loans     $       7,503     $       6,738
Real Estate Construction Loans                           1,612             1,690
Real Estate Mortgage Loans                              24,153            23,604
Consumer Loans                                           5,709             5,719
Industrial Revenue Bonds                                     0                 0
                                                 -------------     -------------

      TOTAL LOANS                                $      38,977     $      37,751

Allowance for possible loan losses                         614               605
Unearned income                                              0                 0
                                                 -------------     -------------

                                                 $      38,363     $      37,146
                                                 =============     =============

     SECURITIES HELD TO MATURITY. Securities held to maturity were $ 1,808,000 at June 30, 2002; down by $ 498,000 or 21.60 % from December 31, 2001.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $ 38,966,000 at June 30, 2002; up by $ 3,917,000 or 11.18 % from December 31,
2001.


TABLE II - INVESTMENT SECURITIES
           (In thousands)

A comparison of the book value and estimated market value of investment securities is as follows:


                                                      June 30, 2002
                                     ---------------------------------------------

                                        HELD-TO-MATURITY       AVAILABLE-FOR-SALE

                                      AMORT       MARKET       AMORT       MARKET
                                      COST        VALUE        COST        VALUE
                                     -------     --------     -------     --------
U.S. Treasury                        $ 1,808     $  1,828     $    --     $     --
U.S.  Government Agencies                  0            0      16,910       17,211
Mortgaged-backed securities                0            0       8,727        8,959
State & Political Subdivisions             0            0      12,164       12,612
Equity  securities                         0            0         184          184
                                     -------     --------     -------     --------

           TOTAL                     $ 1,808     $  1,828     $37,985     $ 38,966
                                     =======     ========     =======     ========


                                                     Dec. 31, 2001
                                     ---------------------------------------------

                                        HELD-TO-MATURITY       AVAILABLE-FOR-SALE

                                      AMORT       MARKET       AMORT       MARKET
                                      COST        VALUE        COST        VALUE
                                     -------     --------     -------     --------
U.S. Treasury                        $  2,306     $  2,354     $     --     $     --
U.S.  Government Agencies                   0            0       14,070       14,290
Mortgaged-backed securities                 0            0        8,992        9,133
State & Political Subdivisions              0            0       11,258       11,477
Equity  Securities                          0            0          149          149
                                     --------     --------     --------     --------

           TOTAL                     $  2,306     $  2,354     $ 34,469     $ 35,049
                                     ========     ========     ========     ========

TABLE III - NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield. Interest payments received on nonperforming loans are applied to reduce principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. Certain nonperforming loans that are current as to principal and interest payments are classified as nonperforming because there is a question concerning full collectibility of both principal and interest.

Nonperforming assets totaled $ 0 at June 30, 2002, a $ 32,000 (100.00 %) decrease from December 31, 2001. The composition of nonperforming assets are illustrated below:

                                                             June 30, 2002     Dec. 31,2001
                                                             -------------     -------------
Non-Performing Loans:
(In thousands)

                Loans on non-accrual                         $          --     $           8
                Restructured loans which are not
                    on non-accrual                                       0                24
                                                             -------------     -------------

                      Total nonperforming loans                          0                32

                Other real estate and repossessed assets
                    received in complete or partial
                    satisfaction of loan obligation                      0                 0
                                                             -------------     -------------

                      TOTAL NONPERFORMING ASSETS             $          --     $          32
                                                             =============     =============

                Loans past due 90 days or more as to
                    principal or interest, but not on
                    non-accrual                              $          53     $          16
                                                             =============     =============

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
           (In thousands)


                                                                             June 30, 2002      Dec. 31,2001
                                                                             -------------      -------------
Beginning balance                                                            $         605      $         579

Charge-offs:
    Commercial, financial and agricultural loans                                         0                 (3)
    Real estate - construction loans                                                     0                  0
    Real estate - mortgage loans                                                        (4)                 0
    Installment loans to individuals                                                    (8)               (15)
                                                                             -------------      -------------

        Total charge-offs                                                              (12)               (18)
                                                                             -------------      -------------

Recoveries:
    Commercial, financial and agricultural loans                                         0                  0
    Real estate - construction loans                                                     0                  0
    Real estate - mortgage loans                                                         0                  0
    Installment loans to individuals                                                     0                  2
                                                                             -------------      -------------

        Total recoveries                                                                 0                  2
                                                                             -------------      -------------

Net (charge-offs) recoveries                                                           (12)               (16)
                                                                             -------------      -------------

Provision charged against income                                                        21                 42
                                                                             -------------      -------------

Balance at end of period                                                     $         614      $         605
                                                                             =============      =============

Ratio of net (charge-offs) recoveries during the period to average loans
    outstanding during the period                                                    -0.03%             -0.05%
                                                                             =============      =============


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


                                        June 30, 2002             Dec. 31,2001
                                     -------------------      -------------------
                                              % OF LOANS               % OF LOANS
                                               TO TOTAL                 TO TOTAL
                                     AMOUNT     LOANS         AMOUNT     LOANS
                                     ------   ----------      ------   ----------
Commercial, financial and
  agricultural  loans                $  132           19%     $  113           18%
Real estate - construction loans         11            4%          8            4%
Real estate - mortgage loans            246           62%        257           63%
Consumer loans                          225           15%        227           15%
Industrial revenue  bonds                 0            0%          0            0%
                                     ------                   ------

                                     $  614          100%     $  605          100%
                                     ======                   ======


     DEPOSITS. As of June 30, 2002 total deposits have decreased by $ 2,803,000 or 3.56 % from December 31, 2001. Noninterest bearing deposits decreased by $ 194,000 or 0.70 % from December 31, 2001 to June 30, 2002. Interest bearing deposits decreased by $ 2,609,000 or 5.12 % from December 31, 2001 to June 30, 2002.

     CAPITAL. Shareholders' equity totaled $ 13,198,000 at June 30, 2002, compared to $ 12,265,000 at December 31, 2001. The increase is primarily the result of year to date net income. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS

                                           June 30, 2002    Dec. 31,2001
                                           -------------    ------------
AMERICAN BANK & TRUST COMPANY
    (Bank subsidiary)
Risk-based capital:
    Tier 1 risk-based capital ratio                28.24%          27.16%
    Total risk-based capital ratio                 29.49%          28.41%
     Leverage ratio                                13.73%          14.14%


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                   The following exhibits are filed as part of this report:

                   99.1 Certification pursuant to 18 U.S.C. Section 1350 by the
                        Company's Principal Executive Officer

                   99.2 Certification pursuant to 18 U.S.C. Section 1350 by the
                        Company's Principal Financial Officer

     (b)  Reports on Form 8-K

              NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.



                                          AMERICAN BANCORP, INC.
                                       ----------------------------
                                              (Registrant)



       August 9, 2002                  /s/ SALVADOR L. DIESI
-----------------------------          ----------------------------

            DATE                          Salvador L. Diesi
                                          Chairman of the Board / President



       August 9, 2002                  /s/ RONALD J. LASHUTE
-----------------------------          ----------------------------

            DATE                          Ronald J. Lashute
                                          Secretary/Treasurer
                                          of the Board

                               INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
   99.1           Certification pursuant to 18 U.S.C. Section 1350 by the
                  Company's Principal Executive Officer

   99.2           Certification pursuant to 18 U.S.C. Section 1350 by the
                  Company's Principal Financial Officer