Form 10-Q
period 2002-09-30
AMERICAN BANCORP INC/LA
filed 2002-11-04
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               LOUISIANA                               72-0951347
   -------------------------------          -------------------------------
   (State or other jurisdiction of           (I R S Employer I.D. Number)
   incorporation or organization)


 321 EAST LANDRY STREET, OPELOUSAS, LA                   70570
---------------------------------------        --------------------------
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

Common stock, $5 Par Value----116,183 shares as of October 31, 2002

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                                 (In Thousands)


                                                                       Sept. 30, 2002      Dec. 31, 2001
                                                                       --------------      -------------
ASSETS
                                                                        (Unaudited)           (Note 1)

    Cash on deposit with subsidiary                                     $          12      $          24
    Investment in subsidiary                                                   13,758             12,235
    Dividends receivable                                                            0                  0
    Due from subsidiary                                                            96                 67
                                                                        -------------      -------------

                         TOTAL ASSETS                                   $      13,866      $      12,326
                                                                        =============      =============


LIABILITIES


    Accrued income taxes payable                                        $          90      $          61
    Other liabilities                                                               0                  0
                                                                        -------------      -------------

                         TOTAL LIABILITIES                              $          90      $          61
                                                                        -------------      -------------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,183 and 116,589 shares outstanding,
  respectively                                                          $         600      $         600
Surplus                                                                         2,150              2,150
Retained earnings                                                              10,406              9,345
Treasury stock, 3,817 and 3,411 shares at cost,
   respectively                                                                  (245)              (213)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                  865                383
                                                                        -------------      -------------

                         TOTAL SHAREHOLDERS' EQUITY                     $      13,776      $      12,265
                                                                        -------------      -------------

                         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $      13,866      $      12,326
                                                                        =============      =============



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                   Sept. 30, 2002      Dec. 31, 2001
                                                   --------------      -------------

     ASSETS                                          (Unaudited)         (Note 1)

Cash and due from banks                             $       5,111      $       5,321
Federal funds sold                                          6,425              8,925
                                                    -------------      -------------

    Total cash and cash equivalents                 $      11,536      $      14,246
Interest bearing deposits with banks                            0                 99
Securities held to maturity                                 2,106              2,306
Securities available for sale                              36,258             35,049
Loans - net of allowance for loan losses                   39,664             37,146
Bank premises and equipment                                 1,656              1,771
Other real estate                                               0                  0
Accrued interest receivable                                   552                583
Other assets                                                  551                390
                                                    -------------      -------------

     TOTAL ASSETS                                   $      92,323      $      91,590
                                                    =============      =============

     LIABILITIES

Deposits:
 Non-interest bearing demand deposits               $      27,614      $      27,780
 Interest bearing deposits:
    NOW accounts                                            9,756             13,370
    Money market accounts                                   3,225              2,651
    Savings                                                11,261             10,626
    Time deposits $100,000 or more                          8,223              7,311
    Other time deposits                                    17,047             16,950
                                                    -------------      -------------

     Total deposits                                 $      77,126      $      78,688
Accrued interest payable                                       79                131
Other liabilities                                           1,342                506
                                                    -------------      -------------

     TOTAL LIABILITIES                              $      78,547      $      79,325
                                                    -------------      -------------

     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,183 and 116,589 shares outstanding,
  respectively                                      $         600      $         600
Surplus                                                     2,150              2,150
Retained earnings                                          10,406              9,345
Treasury stock, 3,817 and 3,411 shares at cost,
     respectively                                            (245)              (213)
Unrealized gain (loss) on securities
  Available for sale, net of tax                              865                383
                                                    -------------      -------------

     TOTAL SHAREHOLDERS' EQUITY                     $      13,776      $      12,265
                                                    -------------      -------------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $      92,323      $      91,590
                                                    =============      =============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)



                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                            ----------------------------      ---------------------------

                                               2002             2001             2002            2001
                                            -----------      -----------      -----------     -----------
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary          $         0      $         0      $        30     $        52

OPERATING EXPENSES

    Directors fees                                    3                3                9               9
    Other expenses                                    0                0                1               1
                                            -----------      -----------      -----------     -----------

                      TOTAL EXPENSES                  3                3               10              10
                                            -----------      -----------      -----------     -----------

Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                           (3)              (3)              20              42

Provision for income taxes                            0                0                0               0
                                            -----------      -----------      -----------     -----------

Earnings before equity in undistributed
earnings of subsidiary                               (3)              (3)              20              42

Equity in undistributed earnings of
subsidiary                                          372              335            1,041             829
                                            -----------      -----------      -----------     -----------


    Net income                              $       369      $       332      $     1,061     $       871
                                            ===========      ===========      ===========     ===========




See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                           -------------------------   -------------------------
                                               2002         2001          2002          2001
                                           -----------   -----------   -----------   -----------
INTEREST INCOME:
    Interest and fees on loans             $       773   $       803   $     2,245   $     2,313
    Interest on investment securities:
       Taxable                                     347           381         1,136         1,156
       Tax-exempt                                  129           114           375           325
    Other interest                                  34            43            89           192
                                           -----------   -----------   -----------   -----------


       TOTAL INTEREST INCOME                     1,283         1,341         3,845         3,986
                                           -----------   -----------   -----------   -----------

INTEREST EXPENSE:
    Interest on deposits                           239           394           758         1,196
    Interest on short-term borrowings                0             0             0             0
                                           -----------   -----------   -----------   -----------

       TOTAL INTEREST EXPENSE                      239           394           758         1,196
                                           -----------   -----------   -----------   -----------

NET INTEREST INCOME                              1,044           947         3,087         2,790

Provision for possible loan losses                  11            10            32            31
                                           -----------   -----------   -----------   -----------

Net interest income after provision for
    possible loan losses                         1,033           937         3,055         2,759
                                           -----------   -----------   -----------   -----------

NON-INTEREST INCOME:
    Service charges on deposit accounts            141           140           407           407
    Investment securities gains (losses)             0             0             0             0
    Other                                           23            15           101            64
                                           -----------   -----------   -----------   -----------

       TOTAL NON-INTEREST INCOME                   164           155           508           471
                                           -----------   -----------   -----------   -----------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                 386           324         1,109         1,049
    Net occupancy expense                          149           150           429           463
    Net cost of operation of O.R.E.O                 0             0             0             0
    Other                                          167           171           596           549
                                           -----------   -----------   -----------   -----------

       TOTAL NON-INTEREST EXPENSE                  702           645         2,134         2,061
                                           -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                         495           447         1,429         1,169

Provision for income taxes                         126           115           368           298
                                           -----------   -----------   -----------   -----------

   NET INCOME                              $       369   $       332   $     1,061   $       871
                                           ===========   ===========   ===========   ===========

Net income per share of common stock       $      3.17   $      2.84   $      9.12   $      7.43
                                           ===========   ===========   ===========   ===========


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Nine Month Periods Ended September 30, 2002 & 2001
                                   (Unaudited)
                                 (In Thousands)


                                                                             ACCUMULATED
                                                                                 OTHER
                                                  STOCK            RETAINED  COMPREHENSIVE  TREASURY   COMPREHENSIVE
                                                  AMOUNT  SURPLUS  EARNINGS     INCOME       STOCK        INCOME         TOTAL
                                                 -------  -------  --------  -------------  ---------  -------------  ------------
Balance December 31, 2000                        $   600  $ 2,150  $  8,442  $         19  $    (135)  $          0   $     11,076
Comprehensive income
    Net income (loss)                                 --       --       871            --         --            871            871
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
             on securities available for sale         --       --        --           604         --            604            604
                                                                                                       ------------

            Total comprehensive income                --       --        --            --         --   $      1,475
                                                                                                       ============

  Purchase of treasury stock                          --       --        --            --        (51)                         (51)
  Dividends paid                                      --       --         0            --         --                            0
                                                 -------  -------  --------  ------------   ---------                 ------------

  Balance,  September 30, 2001                   $   600  $ 2,150  $  9,313  $        623  $    (186)                 $     12,500
                                                 =======  =======  ========  ============   =========                 ============



Balance December 31, 2001                        $   600  $ 2,150  $  9,345  $        383  $    (213)  $          0   $     12,265
Comprehensive income
    Net income (loss)                                 --       --     1,061            --         --          1,061          1,061
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
            on securities available for sale          --       --        --           482         --            482            482
                                                                                                       ------------

            Total comprehensive income                --       --        --            --         --   $      1,543
                                                                                                       ============

 Purchase of treasury stock                           --       --        --            --        (32)                          (32)
 Dividends paid                                                --        --            --         --                            --
                                                 -------  -------  --------  ------------   ---------                 ------------

  Balance, September 30, 2002                    $   600  $ 2,150  $ 10,406  $        865  $    (245)                 $     13,776
                                                 =======  =======  ========  ============   =========                 ============




See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            2002             2001
                                                                        ------------     --------------
OPERATING ACTIVITIES
  Net income                                                            $      1,061      $        871
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                 (194)             (119)
     Depreciation                                                                124               130
     Amortization of software                                                     36                 0
     Provision for loan loss                                                      31                31
     (Gain) loss on disposal of assets                                             0                 0
     (Increase) decrease in assets:
           Other real estate owned                                                 0                 0
           Accrued interest receivable                                            31                95
           Other assets                                                          (54)              130
     Increase (decrease) in liabilities:
            Accrued interest payable                                             (51)               (9)
            Other liabilities                                                    587               584
                                                                        ------------      ------------

        Net cash provided by operating activities                       $      1,571      $      1,713
                                                                        ------------      ------------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks           $         99      $        199
  Proceeds from sales & maturities of available for sale securities           14,814            12,646
  Proceeds from sales & maturities of held to maturity securities              1,800             2,700
  Purchases of available for sale securities                                 (15,095)          (15,831)
  Purchases of held to maturity securities                                    (1,603)             (511)
  (Increase) decrease in loans                                                (2,549)           (4,602)
  Purchases of property & equipment                                             (152)             (446)
 Proceeds from sale of property & equipment                                        0                 0
 Other                                                                             0                 0
                                                                        ------------      ------------

        Net cash provided  by (used in) investing activities            $     (2,686)     $     (5,845)
                                                                        ------------      ------------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                               $     (2,572)     $     (4,091)
  Increase (decrease) in time deposits                                         1,010             3,039
  Dividends paid                                                                   0                 0
  Purchase of treasury stock                                                     (33)              (51)
                                                                        ------------      ------------

        Net cash provided  by (used in) financing activities            $     (1,595)     $     (1,103)
                                                                        ------------      ------------

        Increase (decrease) in cash and cash equivalents                $     (2,710)     $     (5,235)

     Cash and cash equivalents at beginning of year                           14,246            11,676
                                                                        ------------      ------------
     Cash and cash equivalents at end of period                         $     11,536      $      6,441
                                                                        ============      ============

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                               $        810      $      1,205
                                                                        ============      ============

         Income taxes                                                   $        364      $        130
                                                                        ============      ============

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1 - A BASIS OF PRESENTATION

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and
               Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 2 - IMPAIRED LOANS

                   In accordance with Statement of Financial Accounting
               Standards (SFAS) No. 114, interest payments received on impaired loans are applied to principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income.

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

NOTE 3 - RELATED PARTIES

                   Directors, executive officers, and 10% shareholders and their related interest had loans outstanding totaling $1,175,000 at September 30, 2002.

NOTE 4- EARNINGS PER SHARE

                   The earnings per share computations are based on weighted
               average number of shares outstanding during each quarter of 116,250 and 116,931 for the quarters ended September 30, 2002 and 2001, respectively and during each nine month period of 116,352 and 117,154 for the nine month periods ended September 30, 2002 and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

      The Company reported net income of $1,061,000 for the first nine months of 2002 compared to $871,000 for the same period of 2001. On a per share basis, the net income was $9.12 for the first nine months of 2002 compared to $7.43 for the same period of 2001 and $3.17 for the quarter ended September 30, 2002 compared to $2.84 for the same quarter of 2001. The Company recorded a provision for possible loan losses of $32,000 and $31,000 for the nine months ended September 30, 2002 and 2001, respectively. Net interest income increased 10.65% to $3,087,000 for the first nine months of 2002 compared to $2,790,000 for the same period of 2001.

      Total assets were $92,323,000 at September 30, 2002, an increase of $733,000 from December 31, 2001. Loans increased by $ 2,518,000 or 6.78% from $37,146,000 at December 31, 2001 to $39,664,000 at September 30, 2002. Deposits
decreased by $1,562,000 or 2.00% from $78,688,000 at December 31, 2001 to
$77,126,000 at September 30, 2002.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2002 totaled $3,087,000, a $297,000 increase from the same period in 2001. The greatest contributing factors to this increase was a decrease in the interest paid on deposits, which was reduced by a decrease in the interest earned on loans. The overall effect of volume and rate changes on net interest income during the three month period ended September 30, 2002 was favorable.

      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $32,000 and $31,000 for the first nine months of 2002 and 2001, respectively. The recognition of this provision resulted from growth in the loan portfolio and is not a reflection of a change in asset quality. As a percentage of outstanding loans, the allowance for possible loan losses was 1.55% and 1.60% at September 30, 2002 and December 31, 2001, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


      NON-INTEREST INCOME. For the first nine months of 2002 non-interest income increased $37,000 or 7.86% compared to the same period of 2001.

Other non-interest income increased by $37,000 or 57.81% compared to the same period of 2001. The increase is the result of an increase in fee income from taking mortgage applications for the first nine months of 2002.

There were no securities gains in the nine month periods ended September 30, 2002 and 2001.

      NON-INTEREST EXPENSE. For the first nine months of 2002 non-interest expense increased $73,000 or 3.54% compared to the same period in 2001.

Salaries and employee benefits, the largest component of noninterest expense, increased by $60,000 or 5.72% for the first nine months of 2002 as compared to the same period in 2001. This increase was attributed to an increase in the cost of benefits provided to employees and an overall increase in salaries.

Net occupancy expense decreased by $34,000 or 7.34% for the first nine months of 2002 as compared to the same period in 2001.

      INCOME TAXES. The Company recorded provisions for income taxes of $368,000 for the nine month period ended September 30, 2002 as compared to $ 298,000 for the same period of 2001.

FINANCIAL CONDITION

      LOANS. Loans were $39,664,000 at September 30, 2002; up by $2,518,000 or 6.78% from December 31, 2001.



TABLE I - COMPOSITION OF LOAN PORTFOLIO
          (In thousands)


                                                          Sept. 30, 2002    Dec. 31, 2001
                                                          --------------    -------------
Commercial, financial and agricultural loans               $      7,739     $      6,738
Real estate construction loans                                    2,004            1,690
Real estate mortgage loans                                       24,735           23,604
Consumer loans                                                    5,811            5,719
Industrial revenue bonds                                              0                0
                                                           ------------     ------------

      TOTAL LOANS                                          $     40,289     $     37,751

Allowance for possible loan losses                                  625              605
Unearned income                                                       0                0
                                                           ------------     ------------

                                                           $     39,664     $     37,146
                                                           ============     ============

      SECURITIES HELD TO MATURITY. Securities held to maturity were $2,106,000 at September 30, 2002; down by $200,000 or 8.67% from December 31, 2001.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $36,258,000 at September 30, 2002; up by $1,209,000 or 3.45% from December 31,
2001.


TABLE II - INVESTMENT SECURITIES
           (In thousands)

A comparison of the book value and estimated market value of investment securities is as follows:

                                                            Sept. 30, 2002
                                   ---------------------------------------------------------------

                                          HELD-TO-MATURITY                AVAILABLE-FOR-SALE

                                      AMORT            MARKET           AMORT            MARKET
                                      COST             VALUE            COST             VALUE
                                   ------------     ------------     ------------     ------------
U.S. Treasury                      $      2,106     $      2,151     $         --     $         --
U.S.  Government Agencies                     0                0           14,940           15,237
Mortgaged-backed securities                   0                0            7,786            8,047
State & Political Subdivisions                0                0           12,038           12,790
Equity securities                             0                0              184              184
                                   ------------     ------------     ------------     ------------

                       TOTAL       $      2,106     $      2,151     $     34,948     $     36,258
                                   ============     ============     ============     ============



                                                           Dec. 30, 2001
                                  ---------------------------------------------------------------

                                         HELD-TO-MATURITY                 AVAILABLE-FOR-SALE

                                      AMORT           MARKET            AMORT           MARKET
                                      COST            VALUE             COST            VALUE
                                  ------------     ------------     ------------     ------------
U.S. Treasury                     $      2,306     $      2,354     $         --     $         --
U.S.  Government Agencies                    0                0           14,070           14,290
Mortgaged-backed securities                  0                0            8,992            9,133
State & Political Subdivisions               0                0           11,258           11,477
Equity securities                            0                0              149              149
                                  ------------     ------------     ------------     ------------


                       TOTAL      $      2,306     $      2,354     $     34,469     $     35,049
                                  ============     ============     ============     ============

TABLE III - NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans which are contractually 90 days past due, restructured loans, and foreclosed assets. Restructured loans are loans which, due to a deteriorated financial condition of the borrower, have a below market yield. Interest payments received on non-performing loans are applied to reduce principal if there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. Certain non-performing loans that are current as to principal and interest payments are classified as non-performing because there is a question concerning full collectibility of both principal and interest.

Non-performing assets totaled $0 at September 30, 2002, a $32,000 (100.00 %) decrease from December 31, 2001. The composition of nonperforming assets are illustrated below:


             Non-performing loans:                                         Sept. 30, 2002   Dec. 31,2001
             (In thousands)                                                --------------   -------------


                         Loans on non-accrual                               $          --   $           8
                         Restructured loans which are not
                             on non-accrual                                             0              24
                                                                            -------------   -------------

                               Total non-performing loans                               0              32

                         Other real estate and repossessed assets
                             received in complete or partial
                             satisfaction of loan obligation                            0               0
                                                                            -------------   -------------

                               TOTAL NON-PERFORMING ASSETS                  $          --   $          32
                                                                            =============   =============

                         Loans past due 90 days or more as to
                             principal or interest, but not on
                             non-accrual                                    $          50   $          16
                                                                            =============   =============

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                    (In thousands)


                                                                           Sept. 30, 2002    Dec. 31, 2001
                                                                           --------------    -------------

                         Beginning balance                                  $         605    $         579

                         Charge-offs:
                             Commercial, financial and agricultural loans              --               (3)
                             Real estate - construction loans                          --               --
                             Real estate - mortgage loans                              (3)              --
                             Installment loans to individuals                          (9)             (15)
                                                                            -------------    -------------

                                 Total charge-offs                                    (12)             (18)
                                                                            -------------    -------------

                         Recoveries:
                             Commercial, financial and agricultural loans              --               --
                             Real estate - construction loans                          --               --
                             Real estate - mortgage loans                              --               --
                             Installment loans to individuals                          --                2
                                                                            -------------    -------------

                                 Total recoveries                                       0                2
                                                                            -------------    -------------

                         Net (charge-offs) recoveries                                 (12)             (16)
                                                                            -------------    -------------

                         Provision charged against income                              32               42
                                                                            -------------    -------------

                         Balance at end of period                           $         625    $         605
                                                                            =============    =============

                         Ratio of net (charge-offs) recoveries during
                             the period to average loans outstanding
                             during the period                                      (0.03)           (0.05)
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


                                           Sept. 30, 2002                       Dec. 31, 2001
                                     ------------------------------      ------------------------------

                                                        % OF LOANS                        % OF LOANS
                                                         TO TOTAL                            TO TOTAL
                                       AMOUNT             LOANS              AMOUNT          LOANS
                                     ------------      ------------      ------------      ------------
Commercial, financial and
  agricultural loans                 $        134                19%     $        113                18%
Real estate - construction loans               12                 5%                8                 4%
Real estate - mortgage loans                  248                61%              257                63%
Consumer loans                                231                15%              227                15%
Industrial revenue  bonds                       0                 0%                0                 0%
                                     ------------                        ------------

                                     $        625               100%     $        605               100%
                                     ============                        ============

      DEPOSITS. As of September 30, 2002 total deposits have decreased by $1,562,000 or 2.00% from December 31, 2001. Non-interest bearing deposits decreased by $166,000 or 0.60% from December 31, 2001 to September 30, 2002. Interest bearing deposits decreased by $1,396,000 or 2.74% from December 31, 2001 to September 30, 2002.


      CAPITAL. Shareholders' equity totaled $13,776,000 at September 30, 2002, compared to $12,265,000 at December 31, 2001. The increase is primarily the result of year to date net income. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI - CAPITAL RATIOS


AMERICAN BANK & TRUST COMPANY                            Sept. 30, 2002      Dec. 31, 2001
          (Bank subsidiary)                              --------------      -------------
Risk-based capital:
    Tier 1 risk-based capital ratio                           28.15%            27.16%
    Total risk-based capital ratio                            29.40%            28.41%
     Leverage ratio                                           14.05%            14.14%

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

              99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

              99.3 Disclosure of approval by the Company's Audit Committee for the performance of non-audit services by the Company's Independent Auditors

              99.4 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

              99.5 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

         (b)  Reports on Form 8-K
                  NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

                                                    AMERICAN BANCORP, INC.
                                             ---------------------------------
                                                        (Registrant)


    November 4, 2002                           /s/ Salvador L. Diesi, Sr.
----------------------                       ---------------------------------
          DATE                                 Salvador L. Diesi, Sr.
                                               Chairman of the Board/President



    November 4, 2002                           /s/ Ronald J. Lashute
----------------------                       ---------------------------------
          DATE                                 Ronald J. Lashute
                                               Secretary/Treasurer
                                               of the Board

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald J. Lashute, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    November 4, 2002                    /s/ Ronald J. Lashute
------------------------                ------------------------
          DATE                          Ronald J. Lashute
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, George Hill Comeau, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    November 4, 2002                    /s/ George Hill Comeau
------------------------                ------------------------
          DATE                          George Hill Comeau
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


                 EXHIBIT
                 NUMBER                   DESCRIPTION
                 -------                  -----------
                  99.1      Certification pursuant to U.S.C. Section 1350 by the
                            Company's Principal Executive Officer

                  99.2      Certification pursuant to U.S.C. Section 1350 by the
                            Company's Principal Financial Officer

                  99.3      Disclosure of approval by the Company's Audit
                            Committee for the performance of non-audit services by the Company's Independent Auditors pursuant to U.S.C. Section 1350

                  99.4      Disclosure on controls pursuant to U.S.C. Section
                            1350 by the Company's Principal Executive Officer

                  99.5      Disclosure on controls pursuant to U.S.C. Section
                            1350 by the Company's Principal Financial Officer