Form 10-K
period 2002-12-31
AMERICAN BANCORP INC/LA
filed 2003-03-21
CIK 721238

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002      Commission File Number 0-11928

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes         No      X
                                           -----        -----

The aggregate market value of the voting stock as of June 28, 2002 held by non-affiliates* of the registrant: $5,637,834.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: Common Stock, $5.00 Par Value, 116,183 shares outstanding.

                       Documents Incorporated by Reference

Portions of the annual shareholders' report for the year ended December 31, 2002 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual shareholders meeting to be held April 9, 2003 are incorporated by reference into Part III.

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

        The Company's primary assets are loans. At December 31, 2002, loans represented 40% of the Company's total assets.

        The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated service.

        The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan's initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over or under allocations by specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. The results of reviews performed by external examiners are also considered.

        The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 2002, the State of Louisiana did not have any funds on deposit with the Bank.

Competition

        The Bank's general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

        The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with two banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 2002.

                                                                                             (In thousands of dollars)
                                                                                            Assets              Deposits
                                                                                           ---------            ---------

First Federal Savings & Loan                                                               $  73,846            $  50,903
Washington State Bank                                                                      $  86,396            $  76,075
American Bank and Trust Company                                                            $  99,719            $  84,778
St. Landry Homestead                                                                       $ 181,310            $ 140,121
St. Landry Bank and Trust Company                                                          $ 229,080            $ 191,995

         In addition to the institutions listed above, further competition is provided by banks and other financial institutions located in Lafayette, Louisiana, which is 20 miles south of Opelousas and Baton Rouge, Louisiana, the state capital, which is 60 miles east of St. Landry Parish.

Supervision and Regulation

         The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Louisiana Office of Financial Institutions. The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any banks or bank holding companies. Under the provisions of the Gramm-Leach-Bliley Act
(GLBA), the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary "umbrella" regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB's "source of strength" doctrine.

         The Bank is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991 which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examination of banks by their primary regulators. The Bank is also subject to a number of consumer protection laws and regulations of general applicability. In addition, President Bush has signed into law the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing. The President also signed the Sarbanes-Oxley Act of 2002 which is directed towards improving financial reporting.

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

         During 2002, the average number of full-time equivalent employees at the Bank was 45. This includes the officers of the Company that are listed under
Item X below.

         There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Statistical Information

         The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management's Discussion and Analysis of Financial Condition and Results of Operations. The 2002 Annual Report to Shareholders is incorporated herein by reference under Items 5, 6, 7, 7a, and 8.

Investment Portfolio

         The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

                                                                  December 31,
                                                 ----------------------------------------------
                                                     2002             2001             2000
                                                 ------------     ------------     ------------
Securities held to maturity:
   U.S. Treasury                                 $      2,104     $      2,306     $      4,396
   U.S. Government Agencies                                --               --              500
                                                 ------------     ------------     ------------

                                                 $      2,104     $      2,036     $      4,896
                                                 ============     ============     ============

                                                                  December 31,
                                                 ----------------------------------------------
                                                     2002             2001             2000
                                                 ------------     ------------     ------------
Securities available for sale:
   Mortgage-backed securities                    $      8,724     $      9,133     $      7,253
   U.S. Government Agencies                            16,199           14,290           14,413
   State and Political subdivisions                    12,614           11,477            9,252
   Equity securities                                      184              149              149
                                                 ------------     ------------     ------------

                                                 $     37,721     $     35,049     $     31,067
                                                 ============     ============     ============

         The following tables set forth the maturities of investment securities at December 31, 2002, 2001, and 2000 and the weighted average yields of such securities (in thousands of dollars):

                                                                         December 31, 2002
                                  -----------------------------------------------------------------------------------------------
                                                                After One                 After Five
                                         Within                 But Within                But Within               After
                                        One Year                Five Years                Ten Years               Ten Years
                                  --------------------     --------------------     --------------------     --------------------
                                   Amount      Yield        Amount      Yield        Amount      Yield        Amount      Yield
                                  --------    --------     --------    --------     --------    --------     --------    --------
Securities held
   to maturity:
      U.S. Treasury               $    503        4.35%    $  1,602        3.15%    $     --          --%    $     --          --%
      U.S. Government
         Agencies                       --          --           --          --           --          --           --          --
                                  --------                 --------                 --------                 --------

            Total held
              to maturity              503        4.35        1,602        3.15          -0-          --          -0-          --
                                  --------                 --------                 --------                 --------

Securities
   available for
   sale:
      U.S. Government
         Agencies                   12,683        4.34%       3,515        5.39%          --          --           --          --
      Mortgage-backed
         securities                    327        5.89        7,895        5.49          502        4.20           --          --
      State and
         Political
         Subdivisions*               1,689        6.55        7,830        7.20        3,095        7.55           --          --
      Equity
         securities                    184          --           --          --           --          --           --          --
                                  --------                 --------                 --------                 --------

            Total available
              for sale              14,883        4.57%      19,240        6.17%       3,597        7.08%         -0-          --%
                                  --------                 --------                 --------                 --------

            Total
              securities          $ 15,386        4.56%    $ 20,842        5.94%    $  3,597        7.08%    $    -0-          --%
                                  ========    ========     ========    ========     ========    ========     ========    ========

                                                                       December 31, 2001
                               -----------------------------------------------------------------------------------------------
                                                             After One                After Five
                                      Within                 But Within               But Within                  After
                                     One Year                Five Years               Ten Years                 Ten Years
                               --------------------     --------------------     --------------------     --------------------
                                Amount      Yield        Amount      Yield        Amount      Yield        Amount      Yield
                               --------    --------     --------    --------     --------    --------     --------    --------
Securities held
   to maturity:
      U.S. Treasury            $  1,799        6.61%    $    507        4.35%    $     --          --%    $     --          --%
      U.S. Government
      Agencies                       --          --           --          --           --          --           --          --
                               --------                 --------                 --------                 --------

            Total held
              to
              maturity            1,799        6.61          507        4.35          -0-          --          -0-          --
                               --------                 --------                 --------                 --------

Securities
   available for
   sale:
      U.S. Government
         Agencies                    --          --       11,269        5.84        3,021        6.08           --          --
      Mortgage-backed
         securities                   2        8.71        2,417        5.36        3,766        6.16        2,948        6.61
      State and
         Political
         Subdivisions*              976        6.83        5,976        7.21        4,108        7.34          417        8.98
      Equity
         securities                 149          --           --          --           --          --           --          --
                               --------                 --------                 --------                 --------

            Total
              available
              for sale            1,127        6.83       19,662        6.14       10,895        6.62        3,365        7.03
                               --------                 --------                 --------                 --------

            Total
              securities       $  2,926        6.69%    $ 20,169        6.10%    $ 10,895        6.62%    $  3,365        7.03%
                               ========    ========     ========    ========     ========    ========     ========    ========

                                                                        December 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                                                After One                After Five
                                         Within                 But Within               But Within                After
                                        One Year                Five Years               Ten Years                Ten Years
                                  --------------------     --------------------     --------------------     --------------------
                                   Amount      Yield        Amount      Yield        Amount      Yield        Amount      Yield
                                  --------    --------     --------    --------     --------    --------     --------    --------
Securities held
   to maturity:
      U.S. Treasury               $  2,601        5.61%    $  1,795        6.61%    $     --          --%    $     --          --%
      U.S. Government
      Agencies                         500        6.43           --          --           --          --           --          --
                                  --------                 --------                 --------                 --------

            Total held
              to
              maturity               3,101        5.74        1,795        6.61          -0-          --          -0-          --
                                  --------                 --------                 --------                 --------

Securities
   available for
   sale:
      U.S. Government
         Agencies                      500        6.50       11,419        6.43        2,495        6.65           --          --
      Mortgage-backed
         securities                     36        7.37        1,888        5.79        2,366        6.59        2,962        7.10
      State and
         Political
         Subdivisions*               1,033        6.89        4,099        6.87        3,798        7.08          322        8.15
      Equity
         securities                    149          --           --          --           --          --           --          --
                                  --------                 --------                 --------                 --------

            Total
              available
              for sale               1,718        6.83       17,406        6.48        8,659        6.91        3,284        7.19
                                  --------                 --------                 --------                 --------

            Total
              securities          $  4,819        6.13%    $ 19,201        6.49%    $  8,659        6.91%    $  3,284        7.19%
                                  ========    ========     ========    ========     ========    ========     ========    ========

* Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 2002, 2001 and 2000.

Loan Portfolio

        Loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

                                                                    December 31,
                                     ----------------------------------------------------------------------
                                        2002           2001           2000           1999           1998
                                     ----------     ----------     ----------     ----------     ----------
Commercial, financial and
    agricultural                     $    8,288     $    6,738     $    6,946     $    7,326     $    7,666
Real estate construction                  1,750          1,690            539            949             51
Real estate mortgage                     24,906         23,604         20,052         15,809         15,361
Installment                               5,614          5,719          5,122          4,748          4,981
                                     ----------     ----------     ----------     ----------     ----------

          Total                          40,558         37,751         32,659         28,832         28,059
Less:
    Allowance for possible
       loan losses                         (627)          (605)          (579)          (579)          (596)
  Unearned income                            --             --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------

                                     $   39,931     $   37,146     $   32,080     $   28,253     $   27,463
                                     ==========     ==========     ==========     ==========     ==========

Selected Loan Maturities

         The following table shows selected categories of loans outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the amounts indicated. Also, the amounts are classified according to the sensitivity to the changes in interest rates (in thousands).

                                                                   Maturing
                                             -------------------------------------------------------
                                              One Year      Over One
                                                 or            to            Over
                                              Less (1)       5 Years        5 Years         Total
                                             ----------     ----------     ----------     ----------
Maturity of Loans:
  Commercial, financial and
    agricultural                             $    7,469     $    2,484     $       85     $   10,038
  Real estate mortgage and
    construction                                  4,018         19,118          1,770         24,906
                                             ----------     ----------     ----------     ----------

      Total                                  $   11,487     $   21,602     $    1,855     $   34,944
                                             ==========     ==========     ==========     ==========

Interest Rate Sensitivity of Loans:
  With predetermined interest rates          $    8,252     $   19,931     $      333     $   28,516
  With floating interest rates (2)                3,235          1,671          1,522          6,428
                                             ----------     ----------     ----------     ----------

      Total                                  $   11,487     $   21,602     $    1,855     $   34,944
                                             ==========     ==========     ==========     ==========

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

                                                                           December 31,
                                             ----------------------------------------------------------------------
                                                2002           2001           2000           1999           1998
                                             ----------     ----------     ----------     ----------     ----------
Loans accounted for on a
    nonaccrual basis                         $        3     $        8     $       --     $       70     $      145
Restructured loans which are not
    on nonaccrual                                    --             24             34             39             61
                                             ----------     ----------     ----------     ----------     ----------

                                                      3             32             34            109            206

Other real estate and repossessed
    assets received in complete or
    partial satisfaction of loan
    obligations                                      --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------

       Total nonperforming assets            $        3     $       32     $       34     $      109     $      206
                                             ==========     ==========     ==========     ==========     ==========

Loans contractually past due 90
    days or more as to principal
    or interest, but which were
    not on nonaccrual                        $        4     $       16     $       11     $        8     $       15
                                             ==========     ==========     ==========     ==========     ==========

         At December 31, 2002, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $3,450, with the related allowance for loan losses of $-0-.

         The effect of nonperforming loans on interest income has not been substantial in the past five years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $200, $500, $3,857, $9,501 and $32,424 for the years 2002, 2001, 2000, 1999 and
1998, respectively. Interest income in the amount of $-0-, $-0-, $2,490, $2,733 and $4,796 on nonperforming loans during 2002, 2001, 2000, 1999 and 1998, respectively, was recorded.

         At December 31, 2002, 2001, 2000, 1999 and 1998, there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

         The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

         At December 31, 2002, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

         The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 2002, 2001, 2000, 1999, and 1998; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

                                                                Year Ended December 31,
                                            ------------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            ----------    ----------    ----------    ----------    ----------

Amount of loans outstanding
  at end of period                          $   40,558    $   37,751    $   32,659    $   28,832    $   28,058
                                            ==========    ==========    ==========    ==========    ==========

Average amount                              $   38,959    $   35,534    $   29,974    $   26,880    $   28,548
                                            ==========    ==========    ==========    ==========    ==========

Allowance for Possible Loan Losses
(In thousands of dollars)

                                                                Year Ended December 31,
                                            ------------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            ----------    ----------    ----------    ----------    ----------

Beginning balance                           $      605    $      579    $      579    $      596    $      600
Provision charged against income                    42            42            11            --            --
                                            ----------    ----------    ----------    ----------    ----------
                                                   647           621           590           596           600
                                            ----------    ----------    ----------    ----------    ----------
Charge-offs:
    Commercial, financial and
       agricultural loans                           --            (3)           (3)          (13)           --
    Real estate mortgage loans                      (4)           --            --            --            --
    Real estate construction loans                  --            --            --            --            --
    Installment loans                              (16)          (15)           (8)           (7)          (15)
                                            ----------    ----------    ----------    ----------    ----------
       Total charge-offs                           (20)          (18)          (11)          (20)          (15)
                                            ----------    ----------    ----------    ----------    ----------

Recoveries:
    Commercial, financial and
       agricultural loans                           --            --            --            --            --
    Real estate mortgage loans                      --            --            --            --            --
    Real estate construction loans                  --            --            --            --            --
    Installment loans                               --             2            --             3            11
                                            ----------    ----------    ----------    ----------    ----------
                                                    -0-           2            -0-             3            11
                                            ----------    ----------    ----------    ----------    ----------

Net (charge-offs) recoveries                       (20)          (16)          (11)          (17)           (4)
                                            ----------    ----------    ----------    ----------    ----------

Ending balance                              $      627    $      605    $      579    $      579    $      596
                                            ==========    ==========    ==========    ==========    ==========

                                                                Year Ended December 31,
                                            ------------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            ----------    ----------    ----------    ----------    ----------

Ratio of net (charge-offs)
    recoveries during the period to
    average loans outstanding during
    the period                                    (.05)%        (.05)%        (.04)%        (.06)%        (.01)%
                                            ==========    ==========    ==========    ==========    ==========

         The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses
(In thousands of dollars)

                                                   December 31, 2002                   December 31, 2001
                                             ------------------------------      ------------------------------
                                                                % of Loans                          % of Loans
                                                               Outstanding                         Outstanding
                                                                 to Total                            to Total
                                              Allowance           Loans           Allowance           Loans
                                             ------------      ------------      ------------      ------------
Commercial, financial and
  agricultural loans                         $        156             20.44%     $        113             17.85%
Real estate construction                               14              4.31                 8              4.48
Real estate mortgage loans                            249             61.41               257             62.53
Installment loans                                     208             13.84               227             15.14
                                             ------------      ------------      ------------      ------------

                                             $        627            100.00%     $        605            100.00%
                                             ============      ============      ============      ============

                                                   December 31, 2000                   December 31, 1999
                                             ------------------------------      ------------------------------
                                                                % of Loans                          % of Loans
                                                               Outstanding                         Outstanding
                                                                 to Total                            to Total
                                              Allowance           Loans           Allowance           Loans
                                             ------------      ------------      ------------      ------------
Commercial, financial and
  agricultural loans                         $        115             21.27%     $        120             25.41%
Real estate construction                                4              1.65                 5              3.29
Real estate mortgage loans                            236             61.40               238             54.83
Installment loans                                     224             15.68               216             16.47
                                             ------------      ------------      ------------      ------------

                                             $        579            100.00%     $        579            100.00%
                                             ============      ============      ============      ============

                                                                             December 31, 1998
                                                                       ------------------------------
                                                                                           % of Loans
                                                                                          Outstanding
                                                                                           to Total
                                                                        Allowance           Loans
                                                                       ------------      ------------
Commercial, financial and
    agricultural loans                                                 $        135             27.32%
Real estate construction                                                          1               .18
Real estate mortgage loans                                                      272             54.75
Installment loans                                                               188             17.75
                                                                       ------------      ------------

                                                                       $        596            100.00%
                                                                       ============      ============

Deposits

         The average amount of deposits, using daily average balances for 2002, 2001, and 2000, is summarized for the periods indicated in the following table (in thousands of dollars):

                                                                 Year December 31,
                                                 ----------------------------------------------
                                                     2002             2001             2000
                                                 ------------     ------------     ------------

Non-interest bearing demand deposits             $     28,824     $     27,114     $     25,600
Interest bearing demand deposits                       13,675           11,158           11,630
Savings deposits                                       11,559           10,375            9,216
Time deposits                                          24,595           22,677           20,969
                                                 ------------     ------------     ------------

                                                 $     78,653     $     71,324     $     67,415
                                                 ============     ============     ============

Maturities of Large-Denomination Certificate of Deposits

         The following table provides the maturities of time certificates of deposit of the Bank in amounts of $100,000 or more (in thousands):

                                                     2001             2000             1999
                                                 ------------     ------------     ------------
Maturing in:
    3 months or less                             $      6,014     $      4,387     $      2,961
    Over 3 months less than 6 months                    1,379            2,413            1,536
    Over 6 months less than 12 months                     729              511              682
    Over 12 months                                         --               --               --
                                                 ------------     ------------     ------------

       Total                                     $      8,122     $      7,311     $      5,179
                                                 ============     ============     ============

Short-Term Borrowing

         The Company did not have any short-term borrowing during the last three years ended December 31, 2002.

Return on equity and assets

         The ratio of Net Income to Average Shareholders' Equity and to Average Total Assets, and certain other ratios, are as follows:

                                                                Year December 31,
                                                 ----------------------------------------------
                                                     2002             2001             2000
                                                 ------------     ------------     ------------
Percentage of net income to:
  Average total assets                                   1.38%            1.35%            1.54%
  Average shareholders' equity                           9.80%            9.59%           11.91%

Percentage of dividends declared per
  common share to net income per
  common share                                          21.83%           20.60%           16.62%

Percentage of average shareholders'
  equity to daily average total assets                  14.04%           14.13%           12.96%

Forward-Looking Statements

         Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand and changes in the assumption used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information, or for any other reason.

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

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

                       MARKET PRICE AND DIVIDENDS DECLARED

                                                                                  Dividends
          Year              Quarter                    High           Low         Per Share
         ------            ---------                ----------     ----------     ----------

         2002              First                    $       79     $       79     $       --
                           Second                           79             79             --
                           Third                            85             85             --
                           Fourth                           89             89           2.40

         2001              First                    $       71     $       71     $       --
                           Second                           74             74             --
                           Third                            76             76             --
                           Fourth                           80             80           2.00

         Note: The primary market area for American Bancorp, Inc.'s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 505 shareholders of record at December 31, 2002.

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

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         The information called for by Item 7a is included in Registrant's Annual Report on page 10 and 11 in the Section titled "Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The following consolidated financial statements of the Registrant and its subsidiary included on pages 28 through 57 in the Annual Report are incorporated herein by reference:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Income - Years Ended December 31, 2002,
            2001, and 2000

         Consolidated Statements of Shareholders' Equity - Years Ended December
            31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows - Years Ended December 31, 2002,
            2001, and 2000

         Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data

Item 9. Changes in and Disagreements in Accounting and Financial Disclosure

         There have been no changes or disagreements with an independent accountant on any matter of accounting principles or practice, financial disclosure, auditing scope or procedure.

                                    PART III

Item 10. Directors and Executive Officers

         With the identification of directors and executive officers of the Company, the information called for by Item 10 is omitted pursuant to General Instruction G(3) and is included in Registrant's definitive Proxy Statement filed pursuant to Section 14(a).

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

Item 14. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1. Financial Statements

                  The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 28 through 57 of the Registrant's Annual Report are incorporated by reference in Item 8:

                           Independent Auditors' Report

                           Consolidated Balance Sheets - December 31, 2002 and
                             2001

                           Consolidated Statements of Income - Years Ended
                             December 31, 2002, 2001 and 2000

                           Consolidated Statements of Shareholders' Equity -
                             Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Cash Flows - Years Ended
                             December 31, 2002, 2001 and 2000

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

         (a)      3. Exhibits

                  (13)     2002 Annual Report to Shareholders

                  (22) Proxy Statement for Annual Meeting of Shareholders to be held on April 9, 2003

                  (23)     Consent of Independent Auditors

                  99.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                    American Bancorp, Inc.
                                    (Registrant)


                                    By: /s/ Salvador L. Diesi, Sr.
                                        ----------------------------------------
                                        Salvador L. Diesi, Sr., Chairman
                                          of the Board of the Company
                                          and the Bank; President of
                                          the Company and the Bank

                                    Date: March 17, 2003
                                          --------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Salvador L. Diesi, Sr.                   /s/ Jasper J. Artall, Sr.
-------------------------------------        -----------------------------------
Salvador L. Diesi, Sr., Chairman of          Jasper J. Artall, Sr., Director
  the Board of the Company and the
  Bank; President of the Company
  and the Bank

Date: March 17, 2003                         Date: March 17, 2003
      -------------------------------              -----------------------------

/s/ Ronald J. Lashute                        /s/ Walter J. Champagne, Jr.
-------------------------------------        -----------------------------------
Ronald J. Lashute, Executive Vice-           Walter J. Champagne, Jr., Director
  President and Chief Executive Officer
  of the Bank; Chief Executive Officer,
  Secretary and Treasurer, and Director
  of the Company

Date: March 17, 2003                         Date: March 17, 2003
      -------------------------------              -----------------------------

                                             /s/ J. C. Diesi
                                             -----------------------------------
                                             J. C. Diesi, Director

                                             Date: March 17, 2003
                                                   -----------------------------

                                 CERTIFICATIONS

         I, Ronald J. Lashute, Executive Vice-President and Chief Executive Officer of the Bank; Chief Executive Officer, and Secretary and Treasurer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-K of American Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Ronald J. Lashute
----------------------------------------------
Ronald J. Lashute
Executive Vice-President and Chief Executive
 Officer of the Bank; Chief Executive Officer,
 and Secretary and Treasurer of the Company

 March 17, 2003
----------------------------------------------
Date

                                 CERTIFICATIONS

         I, George Hill Comeau, Chief Financial Officer of the Bank and the Company and Vice President of the Bank, certify that:

         1. I have reviewed this annual report on Form 10-K of American Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ George Hill Comeau
-------------------------------------------
George Hill Comeau
Chief Financial Officer of the Bank and the
 Company and Vice President of the Bank

 March 17, 2003
-------------------------------------------
Date

                                  EXHIBIT INDEX


       Number                               Description
       ------                               -----------

         13.1                   2002 Annual Report to shareholders
                                     of American Bancorp, Inc.

         22.1                     2002 Proxy Statement for annual
                                     meeting of shareholders.

         23.1                    Consent of Independent Auditors.

         99.1                    Certification pursuant to U.S.C. Section
                                     1350 by the Company's Principal
                                     Executive Officer

         99.2                    Certification pursuant to U.S.C. Section
                                     1350 by the Company's Principal
                                     Financial Officer

         99.3                    Disclosure on controls pursuant to
                                     U.S.C. Section 1350 by the Company's
                                     Principal Executive Officer

         99.4                    Disclosure on controls pursuant to
                                     U.S.C. Section 1350 by the
                                     Company's Principal Financial Officer