Form 10-Q
period 2003-03-31
AMERICAN BANCORP INC/LA
filed 2003-05-09
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                          72-0951347
-----------------------------                      -----------------------------
(State or other jurisdiction of                    (I R S Employer I. D. Number)
 incorporation or organization)


321 EAST LANDRY STREET, OPELOUSAS, LA                           70570
---------------------------------------            -----------------------------
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

Common stock, $5 Par Value----115,992 shares as of April 30, 2003

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                 (In Thousands)

                                                                      March 31, 2003        Dec. 31, 2002
                                                                     ----------------      ----------------
                                                                        (Unaudited)            (Note 1)
ASSETS

    Cash on deposit with subsidiary                                  $             32      $             50
    Investment in subsidiary                                                   13,750                13,577
    Due from subsidiary                                                           113                    14
                                                                     ----------------      ----------------

                      TOTAL ASSETS                                   $         13,895      $         13,641
                                                                     ================      ================


LIABILITIES


    Accrued income tax payable                                       $            107      $              9
    Other liabilities                                                               0                     0
                                                                     ----------------      ----------------

                      TOTAL LIABILITIES                              $            107      $              9
                                                                     ----------------      ----------------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,027 and 116,183 shares outstanding,
  respectively                                                       $            600      $            600
Surplus                                                                         2,150                 2,150
Retained earnings                                                              10,620                10,343
Treasury stock, 3,973 and 3,817 shares at cost,
   respectively                                                                  (259)                 (245)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                  677                   784
                                                                     ----------------      ----------------

                      TOTAL SHAREHOLDERS' EQUITY                     $         13,788      $         13,632
                                                                     ----------------      ----------------

                      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $         13,895      $         13,641
                                                                     ================      ================



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                     March 31, 2003         Dec. 31, 2002
                                                    ----------------      ----------------
                                                       (Unaudited)            (Note 1)

     ASSETS

Cash and due from banks                             $          5,505      $          6,974
Federal funds sold                                            13,250                10,300
                                                    ----------------      ----------------

    Total cash and cash equivalents                 $         18,755      $         17,274
Securities held to maturity                                    2,103                 2,104
Securities available for sale                                 33,556                37,721
Loans - net of allowance for loan losses                      39,263                39,931
Bank premises and equipment                                    1,607                 1,737
Other real estate                                                  0                     0
Accrued interest receivable                                      519                   570
Other assets                                                     536                   382
                                                    ----------------      ----------------

     TOTAL ASSETS                                   $         96,339      $         99,719
                                                    ================      ================



     LIABILITIES

Deposits:
 Non-interest bearing demand deposits               $         31,142      $         29,462
 Interest bearing deposits:
    NOW accounts                                              11,717                16,889
    Money market accounts                                      3,547                 3,006
    Savings                                                   11,546                11,277
    Time deposits $ 100,000 or more                            8,735                 8,122
    Other time deposits                                       14,966                16,022
                                                    ----------------      ----------------

     Total deposits                                 $         81,653      $         84,778
Accrued interest payable                                          60                    75
Other liabilities                                                838                 1,234
                                                    ----------------      ----------------

     TOTAL LIABILITIES                              $         82,551      $         86,087
                                                    ----------------      ----------------


     SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  116,027 and 116,183 shares outstanding,
  respectively                                      $            600      $            600
Surplus                                                        2,150                 2,150
Retained earnings                                             10,620                10,343
Treasury stock, 3,973 and 3,817 shares at cost,
     respectively                                               (259)                 (245)
Unrealized gain (loss) on securities
  available for sale, net of tax                                 677                   784
                                                    ----------------      ----------------

     TOTAL SHAREHOLDERS' EQUITY                     $         13,788      $         13,632
                                                    ----------------      ----------------

     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY      $         96,339      $         99,719
                                                    ================      ================


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                    Three Months Ended
                                                        March 31,
                                             ------------------------------

                                                 2003              2002
                                             ------------      ------------

INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary           $          0                 0

OPERATING EXPENSES

    Directors fees                                      3                 3
    Other expenses                                      0                 0
                                             ------------      ------------

                   TOTAL EXPENSES                       3                 3

Earnings before income tax
and equity in undistributed earnings of
subsidiary                                             (3)               (3)

Provision for income taxes                              0                 0
                                             ------------      ------------

Earnings before equity in undistributed
earnings of subsidiary                                 (3)               (3)

Equity in undistributed earnings of
subsidiary                                            280               330
                                             ------------      ------------


    Net Income                               $        277      $        327
                                             ============      ============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)


                                                 Three Months Ended
                                                      March 31,
                                             -----------------------------
                                                                                 INCREASE
                                                 2003             2002          (DECREASE)
                                             ------------     ------------     ------------
INTEREST INCOME:
    Interest and fees on loans               $        722     $        731     $         (9)
    Interest on investment securities:
       Taxable                                        289              375              (86)
       Tax-exempt                                     122              120                2
    Other interest                                     29               35               (6)
                                             ------------     ------------     ------------

       TOTAL INTEREST INCOME                        1,162            1,261              (99)
                                             ------------     ------------     ------------

INTEREST EXPENSE:
    Interest on deposits                              199              280              (81)
    Interest on short-term borrowings                   0                0                0
                                             ------------     ------------     ------------

       TOTAL INTEREST EXPENSE                         199              280              (81)
                                             ------------     ------------     ------------

NET INTEREST INCOME                                   963              981              (18)

Provision for possible loan losses                     11               11                0
                                             ------------     ------------     ------------

Net interest income after provision for
    possible loan losses                              952              970              (18)
                                             ------------     ------------     ------------

NON-INTEREST INCOME:
    Service charges on deposit accounts               133              134               (1)
    Investment securities gains (losses)                0                0                0
    Other                                              35               51              (16)
                                             ------------     ------------     ------------

       TOTAL NON-INTEREST INCOME                      168              185              (17)
                                             ------------     ------------     ------------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                    387              358               29
    Net occupancy expense                             145              139                6
    Net cost of operation of O.R.E.O                    0                0                0
    Other                                             228              218               10
                                             ------------     ------------     ------------

       TOTAL NON-INTEREST EXPENSE                     760              715               45
                                             ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                            360              440              (80)

Provision for income taxes                             83              113              (30)
                                             ------------     ------------     ------------

   NET INCOME                                $        277     $        327     $        (50)
                                             ============     ============     ============

Net income per share of common stock         $       2.39     $       2.81     $      (0.42)
                                             ============     ============     ============


See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Three Month Periods Ended March 31, 2003 & 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                      COMMON                           RETAINED      COMPREHENSIVE
                                                       STOCK          SURPLUS          EARNINGS          INCOME
                                                  --------------   --------------   --------------   --------------

Balance December 31, 2001                         $          600   $        2,150   $        9,345   $          383
Comprehensive income:
    Net income (loss)                                                          --              327               --
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
             on securities available for sale                                  --               --             (263)


            Total comprehensive income                                         --               --               --


  Purchase of treasury stock                                                   --               --               --
  Dividends paid                                                               --                0               --
                                                  --------------   --------------   --------------   --------------

  Balance, March 31, 2001                         $          600   $        2,150   $        9,672   $          120
                                                  ==============   ==============   ==============   ==============


Balance December 31, 2002                         $          600   $        2,150   $       10,343   $          784
Comprehensive income:
    Net income (loss)                                                          --              277               --
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
            on securities available for sale                                   --               --             (107)


           Total comprehensive income                                          --               --               --


 Purchase of treasury stock                                                    --               --               --
 Dividends paid                                                                --                                --
                                                  --------------   --------------   --------------   --------------

  Balance, March 31, 2002                         $          600   $        2,150   $       10,620   $          677
                                                  ==============   ==============   ==============   ==============




                                                     TREASURY       COMPREHENSIVE
                                                      STOCK             INCOME             TOTAL
                                                  --------------    --------------    --------------

Balance December 31, 2001                         $         (213)   $            0    $       12,265
Comprehensive income:
    Net income (loss)                                         --               327               327
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
             on securities available for sale                 --              (263)             (263)
                                                                    --------------

            Total comprehensive income                        --    $           64
                                                                    ==============

  Purchase of treasury stock                                  (8)                                 (8)
  Dividends paid                                              --                                   0
                                                  --------------                      --------------

  Balance, March 31, 2001                         $         (221)                     $       12,321
                                                  ==============                      ==============


Balance December 31, 2002                         $         (245)   $            0    $       13,632
Comprehensive income:
    Net income (loss)                                         --               277               277
    Other comprehensive income,
       net of tax:
            Change in unrealized gains (losses)
            on securities available for sale                  --              (107)             (107)
                                                                    --------------

           Total comprehensive income                         --    $          170
                                                                    ==============

 Purchase of treasury stock                                  (14)                                (14)
 Dividends paid                                               --                                  --
                                                  --------------                      --------------

  Balance, March 31, 2002                         $         (259)                     $       13,788
                                                  ==============                      ==============




See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                             Three Months Ended March 31,
                                                                          --------------------------------
                                                                              2003                2002
                                                                          ------------        ------------
OPERATING ACTIVITIES
  Net income                                                              $        277        $        327
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                    (55)                (60)
     Depreciation of property and equipment                                         43                  40
     Amortization of computer software                                              12                  10
     Provision for loan loss                                                        11                  11
     (Gain) loss on disposal of assets                                               0                   0
     (Increase) decrease in assets:
           Other real estate owned                                                   0                   0
           Accrued interest receivable                                              52                  (2)
           Other assets                                                            (59)                (61)
     Increase (decrease) in liabilities:
            Accrued interest payable                                               (15)                (30)
            Other liabilities                                                     (326)                207
                                                                          ------------        ------------

        Net cash provided by (used in) operating activities               $        (60)       $        442
                                                                          ------------        ------------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks             $          0        $         99
  Proceeds from sales & maturities of securities available for sale              8,232               4,131
  Proceeds from sales & maturities of securities held to maturity                    0                   0
  Purchases of securities available for sale                                    (4,173)             (4,313)
  Purchases of securities held to maturity                                           0                   0
  Decrease in loans                                                                658                 153
  Purchases of property & equipment                                                (19)                (98)
  Other                                                                             (2)                  0
                                                                          ------------        ------------

        Net cash provided by (used in) investing activities               $      4,696        $        (28)
                                                                          ------------        ------------


FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                 $     (2,697)       $       (463)
  Increase (decrease) in time deposits                                            (444)                899
  Dividends paid                                                                     0                   0
  Purchase of treasury stock                                                       (14)                 (8)
                                                                          ------------        ------------

        Net cash provided by (used in) financing activities               $     (3,155)       $        428
                                                                          ------------        ------------

        Increase in cash and cash equivalents                             $      1,481        $        842

     Cash and cash equivalents at beginning of year                             17,274              14,246
                                                                          ------------        ------------

     Cash and cash equivalents at end of period                           $     18,755        $     15,088
                                                                          ============        ============

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                 $        214        $        311
                                                                          ============        ============

         Income taxes                                                     $         --        $         --
                                                                          ============        ============

See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1 - A BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

                  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  For further information, refer to the consolidated financial statements and footnotes thereto included in American Bancorp, Inc.'s annual report on Form 10-K for the year ended December 31, 2002.


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


NOTE 3 - RELATED PARTIES

                  Directors, executive officers, and 10% shareholders and their related interests had loans outstanding totaling $1,173,000 at March 31, 2003.


NOTE 4- EARNING PER SHARE

                  The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 116,079 and 116,519 for the quarters ended March 31, 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


         Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.


OVERVIEW

         The Company reported net income of $277,000 for the first three months of 2003 compared to $327,000 for the same period of 2002. On a per share basis, the net income was $2.39 for the first three months of 2003 compared to $2.81 for the same period of 2002. The Company recorded a provision for possible loan losses of $11,000 for the three months ended both March 31, 2003 and 2002. Net interest income decreased 1.8% to $963,000 for the first three months of 2003 compared to $981,000 for the same period of 2002.

         Total assets were $96,339,000 at March 31, 2003, a decrease of $3,380,000 from December 31, 2002. Loans decreased by $668,000 or 1.7% from $39,931,000 at December 31, 2002 to $39,263,000 at March 31, 2003. Deposits
decreased by $3,125,000 or 3.7% from $84,778,000 at December 31, 2002 to
$81,653,000 at March 31, 2003.


RESULTS OF OPERATIONS


         NET INTEREST INCOME. Net interest income for the three months ended March 31, 2003 totaled $963,000, an $18,000 decrease from the same period in 2002. The greatest contributing factors to this decrease were decreases in the yields on loans and investment securities, which were partially offset by decreases in the interest paid on interest bearing deposits and increases in the average balances of loans and investment securities. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 2003 was unfavorable.


         PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $11,000 for the first three months of both 2003 and 2002. As a percentage of outstanding loans, the allowance for possible loan losses was 1.60% and 1.55% at March 31, 2003 and December 31, 2002, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.


         NON-INTEREST INCOME. For the first three months of 2003 non-interest income decreased $17,000 or 9.2% compared to the same period of 2002.

Other non-interest income decreased by $16,000 or 31.4% compared to the same period of 2002. Most of this decrease is the result of a decrease in referral fees on mortgage loans for the first quarter of 2003.

There were no securities gains in the three month periods ended March 31, 2003 and 2002.

         NON-INTEREST EXPENSE. For the first three months of 2003 non-interest expense increased $45,000 or 6.3% compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense, increased by $29,000 or 8.1% for the first three months of 2003 as compared to the same period in 2002. This increase was attributed to an increase in salaries, the cost of benefits provided to employees and adjustments to accruals for deferred compensation.

Net occupancy expense also increased by $6,000 or 4.3% for the first three months of 2003 as compared to the same period in 2002.


         INCOME TAXES. The Company recorded provisions for income taxes of $83,000 for the three month period ended March 31, 2003 as compared to $113,000 for the same period of 2002.


FINANCIAL CONDITION

         LOANS. Loans were $39,263,000 at March 31, 2003; down by $668,000 or 1.7% from December 31, 2002.


TABLE I - COMPOSITION OF LOAN PORTFOLIO
                 (In thousands)

                                                   March 31, 2003         Dec. 31, 2002
                                                   ---------------       ---------------

Commercial, financial and agricultural loans       $         7,953       $         8,288
Real estate construction loans                               1,579                 1,750
Real estate mortgage loans                                  24,824                24,906
Consumer loans                                               5,546                 5,614
Industrial revenue bonds                                         0                     0
                                                   ---------------       ---------------

      TOTAL LOANS                                  $        39,902       $        40,558

Allowance for possible loan losses                             639                   627
Unearned income                                                  0                     0
                                                   ---------------       ---------------

                                                   $        39,263       $        39,931
                                                   ===============       ===============

         SECURITIES HELD TO MATURITY. Securities held to maturity were $2,103,000 at March 31, 2003; down by $1,000, or less than 0.1%, from December 31, 2002.


         SECURITIES AVAILABLE FOR SALE. Securities available for sale were $33,556,000 at March 31, 2003; which is down by $4,165,000 or 11.0% from
December 31, 2002.


TABLE II - INVESTMENT SECURITIES
         (In thousands)

A comparison of the book values and the estimated market values of investment securities is as follows:


                                                           March 31, 2003
                                   ---------------------------------------------------------------

                                         HELD TO MATURITY                AVAILABLE FOR SALE

                                    AMORTIZED         MARKET           AMORTIZED        MARKET
                                      COST             VALUE             COST            VALUE
                                   ------------     ------------     ------------     ------------

U.S. Treasury                      $      2,103     $      2,139     $          0     $          0
U.S. Government Agencies                      0                0           11,435           11,618
Mortgaged-backed securities                   0                0            9,491            9,723
State & Political Subdivisions                0                0           11,420           12,031
Equity securities                             0                0              184              184
                                   ------------     ------------     ------------     ------------

                    TOTAL          $      2,103     $      2,139     $     32,530     $     33,556
                                   ============     ============     ============     ============


                                                            December 31, 2002
                                   ---------------------------------------------------------------

                                         HELD TO MATURITY                 AVAILABLE FOR SALE

                                    AMORTIZED          MARKET         AMORTIZED         MARKET
                                      COST             VALUE             COST           VALUE
                                   ------------     ------------     ------------     ------------

U.S. Treasury                      $      2,104     $      2,148     $          0     $          0
U.S. Government Agencies                      0                0           15,937           16,199
Mortgaged-backed securities                   0                0            8,481            8,724
State & Political Subdivisions                0                0           11,930           12,614
Equity securities                             0                0              184              184
                                   ------------     ------------     ------------     ------------

                    TOTAL          $      2,104     $      2,148     $     36,532     $     37,721
                                   ============     ============     ============     ============

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

Nonperforming assets totaled $ 3,000 at both March 31, 2003 and December 31, 2002. The composition of nonperforming assets is illustrated below:


Nonperforming loans:                                       March 31, 2003         Dec. 31, 2002
(In thousands)                                             ---------------       ---------------


        Loans on nonaccrual                                $             3       $             3
        Restructured loans which are not
            on nonaccrual                                                0                     0
                                                           ---------------       ---------------

              Total nonperforming loans                                  3                     3

        Other real estate and repossessed assets
            received in complete or partial
            satisfaction of loan obligations                             0                     0
                                                           ---------------       ---------------

              TOTAL NONPERFORMING ASSETS                   $             3       $             3
                                                           ===============       ===============

        Loans past due 90 days or more as to
            principal or interest, but which are not
            on nonaccrual                                  $            36       $             4
                                                           ===============       ===============


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
           (In thousands)

                                                       March 31, 2003          Dec. 31, 2002
                                                       --------------         --------------

Beginning balance                                      $          627         $          605

Charge-offs:
    Commercial, financial and agricultural loans                    0                      0
    Real estate construction loans                                  0                     (4)
    Real estate mortgage loans                                      0                      0
    Installment loans to individuals                               (2)                   (16)
                                                       --------------         --------------

        Total charge-offs                                          (2)                   (20)
                                                       --------------         --------------

Recoveries:
    Commercial, financial and agricultural loans                    0                      0
    Real estate construction loans                                  0                      0
    Real estate mortgage loans                                      0                      0
    Installment loans to individuals                                3                      0
                                                       --------------         --------------

        Total recoveries                                            3                      0
                                                       --------------         --------------

Net (charge-offs) recoveries                                        1                    (20)
                                                       --------------         --------------

Provision charged against income                                   11                     42
                                                       --------------         --------------

Balance at end of period                               $          639         $          627
                                                       ==============         ==============

Ratio of net (charge-offs) recoveries during
    the period to average loans
    outstanding during the period                               0.002%                -0.05%
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

                                                 March 31, 2003                       December 31, 2002
                                       --------------------------------        --------------------------------
                                                            % OF LOANS                             % OF LOANS
                                                             TO TOTAL                                TO TOTAL
                                          AMOUNT              LOANS               AMOUNT               LOANS
                                       ------------        ------------        ------------        ------------
Commercial, financial and
  agricultural loans                   $        159                  20%       $        156                  21%
Real estate - construction loans                 15                   4%                 14                   4%
Real estate - mortgage loans                    253                  62%                249                  61%
Consumer loans                                  212                  14%                208                  14%
Industrial revenue bonds                          0                   0%                  0                   0%
                                       ------------                            ------------

                                       $        639                 100%       $        627                 100%
                                       ============                            ============



      DEPOSITS. As of March 31, 2003 total deposits have decreased by $3,125,000 or 3.7% from December 31, 2002. Non-interest bearing deposits increased by $1,680,000 or 5.7% from December 31, 2002 to March 31, 2003. Interest bearing deposits decreased by $4,805,000 or 8.7% from December 31, 2002 to March 31, 2003.


      CAPITAL. Shareholders' equity totaled $13,788,000 at March 31, 2003, compared to $13,632,000 at December 31, 2002. The increase is primarily the result of net income during the current quarter which was partially offset by an unrealized reduction in the market value of securities available for sale. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS


                                      --------------        --------------
AMERICAN BANK & TRUST COMPANY         March 31, 2003        Dec. 31, 2002
         (Bank subsidiary)            --------------        --------------
Risk-based capital:
   Tier 1 risk-based capital ratio            28.38%                26.99%
   Total risk-based capital ratio             29.63%                28.24%
   Leverage ratio                             13.63%                13.78%



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

         (a)      Exhibits

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

                  99.3 Disclosure of approval by the Company's Audit Committee for the performance of non-audit services by the Company's Independent Auditors

                  99.4 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

                  99.5 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

         (b)      Reports on Form 8-K

                       NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.



                                     AMERICAN BANCORP, INC.
                                  ------------------------------
                                          (Registrant)



     May 9, 2003                    /s/ Salvador L. Diesi, Sr.
----------------------            ------------------------------

        DATE                         Salvador L. Diesi, Sr.
                                     Chairman of the Board and President



     May 9, 2003                    /s/ Ronald J. Lashute
----------------------            ------------------------------

        DATE                         Ronald J. Lashute
                                     Secretary and Treasurer of the Board
                                     Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions) :

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




     May 9, 2003                    /s/ Ronald J. Lashute
----------------------              -----------------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent functions) :

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



     May 9, 2003                    /s/ George Hill Comeau
----------------------              -----------------------

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