Form 10-Q
period 2003-06-30
AMERICAN BANCORP INC/LA
filed 2003-08-07
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           LOUISIANA                                       72-0951347
-------------------------------                  -------------------------------
(State or other jurisdiction of                   (I R S Employer I. D. Number)
 incorporation or organization)


 321 EAST LANDRY STREET, OPELOUSAS, LA                       70570
---------------------------------------------  ---------------------------------
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

Common stock, $5 Par Value----115,987 shares as of July 31, 2003

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                                 (In Thousands)

                                                                               June 30, 2003  Dec. 31, 2002
                                                                               -------------  -------------
ASSETS
                                                                                (Unaudited)      (Note 1)
    Cash on deposit with subsidiary                                               $     26       $     50
    Investment in subsidiary                                                        14,082         13,577
    Due from subsidiary                                                                 71             14
                                                                                  --------       --------

                                TOTAL ASSETS                                      $ 14,179       $ 13,641
                                                                                  ========       ========

LIABILITIES

    Accrued income tax payable                                                    $     66       $      9
    Other liabilities                                                                    0              0
                                                                                  --------       --------

                                TOTAL LIABILITIES                                 $     66       $      9
                                                                                  --------       --------

SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  115,987 and 116,283 shares outstanding,
  respectively                                                                    $    600       $    600
Surplus                                                                              2,150          2,150
Retained earnings                                                                   10,868         10,343
Treasury stock, 4,013 and 3,717 shares at cost,
   respectively                                                                       (263)          (245)
Net unrealized gain (loss) on securities
  available for sale, net of tax                                                       758            784
                                                                                  --------       --------

                                TOTAL SHAREHOLDERS' EQUITY                        $ 14,113       $ 13,632
                                                                                  --------       --------

                                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 14,179       $ 13,641
                                                                                  ========       ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        June 30, 2003    Dec. 31, 2002
                                                        -------------    -------------
     ASSETS                                              (Unaudited)        (Note 1)

Cash and due from banks                                    $  6,266         $  6,974
Federal funds sold                                            9,250           10,300
                                                           --------         --------

    Total cash and cash equivalents                        $ 15,516         $ 17,274
Interest bearing deposits with banks                              0                0
Securities held to maturity                                   1,601            2,104
Securities available for sale                                37,214           37,721
Loans - net of allowance for loan losses                     38,361           39,931
Bank premises and equipment                                   1,695            1,737
Other real estate                                                 0                0
Accrued interest receivable                                     466              570
Other assets                                                    537              382
                                                           --------         --------
     TOTAL ASSETS                                          $ 95,390         $ 99,719
                                                           ========         ========

     LIABILITIES

Deposits:
 Non-interest bearing demand deposits                      $ 31,182         $ 29,462
 Interest bearing deposits:
    NOW accounts                                             11,181           16,889
    Money market accounts                                     3,244            3,006
    Savings                                                  11,669           11,277
    Time deposits $100,000 or more                            8,414            8,122
    Other time deposits                                      14,618           16,022
                                                           --------         --------
     Total deposits                                        $ 80,308         $ 84,778
Accrued interest payable                                         58               75
Other liabilities                                               911            1,234
                                                           --------         --------
     TOTAL LIABILITIES                                     $ 81,277         $ 86,087
                                                           --------         --------

     SHAREHOLDERS' EQUITY

Common stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  115,987 and 116,283 shares outstanding,
  respectively                                             $    600         $    600
Surplus                                                       2,150            2,150
Retained earnings                                            10,868           10,343
Treasury stock, 4,013 and 3,717 shares at cost,
     respectively                                              (263)            (245)
Unrealized gain (loss) on securities
  available for sale, net of tax                                758              784
                                                           --------         --------

     TOTAL SHAREHOLDERS' EQUITY                            $ 14,113         $ 13,632
                                                           --------         --------

     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 95,390         $ 99,719
                                                           ========         ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                INCOME STATEMENT
                                   (Unaudited)
                                 (In Thousands)

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                       --------------------------------------------
                                                        2003         2002         2003         2002
                                                       -----         ----        -----         ----
INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary                     $   0         $ 30        $   0         $ 30

OPERATING EXPENSES

    Directors fees                                         3            3            6            6
    Other expenses                                         0            0            0            0
                                                       -----         ----        -----         ----

                             TOTAL EXPENSES                3            3            6            6
                                                       -----         ----        -----         ----

Earnings before income tax
and equity in undistributed earnings of
subsidiary                                                (3)          27           (6)          24

Provision for income taxes                                 0            0            0            0
                                                       -----         ----        -----         ----

Earnings before equity in undistributed
earnings of subsidiary                                    (3)          27           (6)          24

Equity in undistributed earnings of
subsidiary                                               251          338          531          668
                                                       -----         ----        -----         ----

    Net Income                                         $ 248         $365        $ 525         $692
                                                       =====         ====        =====         ====


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                                --------------------        --------------------
                                                 2003          2002          2003          2002
                                                ------        ------        ------        ------
INTEREST INCOME:
    Interest and fees on loans                  $  724        $  741        $1,446        $1,472
    Interest on investment securities:
       Taxable                                     223           414           512           789
       Tax-exempt                                  116           126           238           246
    Other interest                                  38            20            67            55
                                                ------        ------        ------        ------

       TOTAL INTEREST INCOME                     1,101         1,301         2,263         2,562
                                                ------        ------        ------        ------

INTEREST EXPENSE:
    Interest on deposits                           183           239           382           519
    Interest on short-term borrowings                0             0             0             0
                                                ------        ------        ------        ------

       TOTAL INTEREST EXPENSE                      183           239           382           519
                                                ------        ------        ------        ------

NET INTEREST INCOME                                918         1,062         1,881         2,043

Provision for possible loan losses                  10            10            21            21
                                                ------        ------        ------        ------

Net interest income after provision for
    possible loan losses                           908         1,052         1,860         2,022
                                                ------        ------        ------        ------

NON-INTEREST INCOME:
    Service charges on deposit accounts            131           132           264           266
    Investment securities gains (losses)             0             0             0             0
    Other                                           36            27            71            78
                                                ------        ------        ------        ------

       TOTAL NON-INTEREST INCOME                   167           159           335           344
                                                ------        ------        ------        ------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                 379           365           766           723
    Net occupancy expense                          147           141           292           280
    Net cost of operation of O.R.E.O                 0             0             0             0
    Other                                          238           211           466           429
                                                ------        ------        ------        ------
       TOTAL NON-INTEREST EXPENSE                  764           717         1,524         1,432
                                                ------        ------        ------        ------

INCOME BEFORE INCOME TAXES                         311           494           671           934

Provision for income taxes                          63           129           146           242
                                                ------        ------        ------        ------

   NET INCOME                                   $  248        $  365        $  525        $  692
                                                ======        ======        ======        ======

Net income per share of common stock            $ 2.13        $ 3.14        $ 4.52        $ 5.95
                                                ======        ======        ======        ======


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Six Month Periods Ended June 30, 2003 & 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                             ACCUMULATED
                                                                               OTHER
                                           COMMON                 RETAINED  COMPREHENSIVE  TREASURY  COMPREHENSIVE
                                           STOCK      SURPLUS     EARNINGS     INCOME       STOCK       INCOME         TOTAL
                                           ------     -------     --------  -------------  --------  -------------    --------
Balance December 31, 2001                   $600      $2,150      $ 9,345      $ 383       $(213)      $      0       $ 12,265
Comprehensive income:
    Net income (loss)                         --          --          692         --          --            692            692
    Other comprehensive income,
       net of tax:
            Change in unrealized gains
            (losses) on securities
            available for sale                --          --           --        265          --            265            265
                                                                                                       --------

            Total comprehensive income        --          --           --         --          --       $    957
                                                                                                       ========

  Purchase of treasury stock                  --          --           --         --         (24)                          (24)
  Dividends paid                              --          --           --         --          --                            --
                                            ----      ------      -------      -----       -----                      --------

  Balance, June 30, 2002                    $600      $2,150      $10,037      $ 648       $(237)                     $ 13,198
                                            ====      ======      =======      =====       =====                      ========

Balance December 31, 2002                   $600      $2,150      $10,343      $ 784       ($245)      $      0       $ 13,632
Comprehensive income:
    Net income (loss)                         --          --          525         --          --            525            525
    Other comprehensive income,
       net of tax:
            Change in unrealized gains
            (losses) on securities
            available for sale                --          --           --        (26)         --            (26)           (26)
                                                                                                       --------

           Total comprehensive income         --          --           --         --          --       $    499
                                                                                                       ========

 Purchase of treasury stock                   --          --           --         --         (18)                          (18)
 Dividends paid                               --          --           --         --          --                            --
                                            ----      ------      -------      -----       -----                      --------

  Balance, June 30, 2003                    $600      $2,150      $10,868      $ 758       $(263)                     $ 14,113
                                            ====      ======      =======      =====       =====                      ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                2003            2002
                                                                             ---------       ---------
OPERATING ACTIVITIES
  Net income                                                                  $    525       $    692
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                    (80)          (124)
     Depreciation of property and equipment                                         86             82
     Amortization of computer software                                              26             23
     Provision for loan loss                                                        21             21
     (Gain) loss on disposal of assets                                               0              0
     (Increase) decrease in assets:
           Other real estate owned                                                   0              0
           Accrued interest receivable                                             104            (25)
           Other assets                                                            (55)            15
     Increase (decrease) in liabilities:
            Accrued interest payable                                               (17)           (45)
            Other liabilities                                                     (294)           184
                                                                              --------       --------

        Net cash provided by operating activities                             $    316       $    823
                                                                              --------       --------

INVESTING ACTIVITIES
  (Increase) decrease in interest bearing deposits with banks                 $     --       $     99
  Proceeds from sales & maturities of securities available for sale             13,898          7,738
  Proceeds from sales & maturities of securities held to maturity                  500          1,800
  Purchases of securities available for sale                                   (13,348)       (11,129)
  Purchases of securities held to maturity                                           0         (1,303)
  (Increase) decrease in loans                                                   1,549         (1,238)
  Purchases of property & equipment                                               (164)          (126)
  Other                                                                             (7)            (4)
                                                                              --------       --------

        Net cash provided by (used in) investing activities                   $  2,428       $ (4,163)
                                                                              --------       --------

FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                     $ (3,372)      $ (2,858)
  Increase (decrease) in time deposits                                          (1,113)            55
  Dividends paid                                                                     0              0
  Purchase of treasury stock                                                       (17)           (24)
                                                                              --------       --------

        Net cash provided by (used in) financing activities                   $ (4,502)      $ (2,827)
                                                                              --------       --------

        Increase (decrease) in cash and cash equivalents                      $ (1,758)      $ (6,167)

     Cash and cash equivalents at beginning of year                             17,274         14,246
                                                                              --------       --------

     Cash and cash equivalents at end of period                               $ 15,516       $  8,079
                                                                              ========       ========

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                     $    399       $    564
                                                                              ========       ========

         Income taxes                                                         $    117       $    217
                                                                              ========       ========


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 - A BASIS OF PRESENTATION

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and
               Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 3 - RELATED PARTIES

                   Directors, executive officers, and 10 % shareholders and
               their related interests had loans outstanding totaling $ 1,215,000 at June 30, 2003.

NOTE 4- EARNINGS PER SHARE

                   The earnings per share computations are based on weighted
                average number of shares outstanding during each quarter of 115,989 and 116,286 for the quarters ended June 30, 2003 and 2002, respectively and during each six month period of 116,034 and 116,403 for the six month periods ended June 30, 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

      The Company reported net income of $ 525,000 for the first six months of 2003 compared to $ 692,000 for the same period of 2002. On a per share basis, the net income was $ 4.52 for the first six months of 2003 compared to $ 5.95 for the same period of 2002. The Company recorded a provision for possible loan losses of $ 21,000 and $ 21,000 for the six months ended June 30, 2003 and 2002, respectively. Net interest income decreased 7.9% to $ 1,881,000 for the first six months of 2003 compared to $ 2,043,000 for the same period of 2002.

      Total assets were $ 95,390,000 at June 30, 2003, a decrease of $ 4,329,000 from December 31, 2002. Loans decreased by $ 1,570,000 or 3.9% from $ 39,931,000 at December 31, 2002 to $ 38,361,000 at June 30, 2003. Deposits decreased by $ 4,470,000 or 5.3% from $ 84,778,000 at December 31, 2002 to $ 80,308,000 at June
30, 2003.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the six months ended June 30, 2003 totaled $ 1,881,000, a $ 162,000 decrease from the same period in 2002. The greatest contributing factors to this decrease were decreases in the yields on investment securities and loans, which were partially offset by decreases in the interest paid on interest bearing deposits and increases in the average balance of loans. The overall effect of volume and rate changes on net interest income during the six month period ended June 30, 2003 was unfavorable.

      PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $ 21,000 and $ 21,000 for the first six months of 2003 and 2002, respectively. As a percentage of outstanding loans, the allowance for possible loan losses was 1.7% and 1.5% at June 30, 2003 and December 31, 2002, respectively. The provision is determined by the level of net charge offs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

      NONINTEREST INCOME. For the first six months of 2003 noninterest income decreased $ 9,000 or 2.6% compared to the same period of 2002.

Other noninterest income decreased by $ 7,000 or 9.0% compared to the same period of 2002. Most of this decrease is the result of a decrease in income earned from mortgage applications for the first six months of 2003.

There were no securities gains in the six month periods ended June 30, 2003 and 2002.

      NONINTEREST EXPENSE. For the first six months of 2003 noninterest expense increased $ 92,000 or 6.4% compared to the same period in 2002.

Salaries and employee benefits, the largest component of noninterest expense, increased by $ 43,000 or 5.9% for the first six months of 2003 as compared to the same period in 2002. This increase was attributed mostly to increases in salaries and adjustments to accruals for deferred compensation.

Net occupancy expense also increased by $ 12,000 or 4.3% for the first six months of 2003 as compared to the same period in 2002.


      INCOME TAXES. The Company recorded provisions for income taxes of $ 146,000 for the six month period ended June 30, 2003 as compared to $ 242,000 for the same period of 2002.

FINANCIAL CONDITION

      LOANS. Loans were $ 38,361,000 at June 30, 2003; down by $ 1,570,000 or
3.9% from December 31, 2002.


TABLE I - COMPOSITION OF LOAN PORTFOLIO
          (In thousands)

                                                 June 30, 2003  Dec. 31, 2002
                                                 -------------  -------------
Commercial, financial and agricultural loans        $ 8,306        $ 8,288
Real estate construction loans                        1,363          1,750
Real estate mortgage loans                           23,660         24,906
Consumer loans                                        5,680          5,614
Industrial revenue bonds                                  0              0
                                                    -------        -------

      TOTAL LOANS                                   $39,009        $40,558

Allowance for possible loan losses                      648            627
Unearned income                                           0              0
                                                    -------        -------

                                                    $38,361        $39,931
                                                    =======        =======

      SECURITIES HELD TO MATURITY. Securities held to maturity were $1,601,000 at June 30, 2003; which is down by $503,000 or 23.9% from December 31, 2002.


      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $37,214,000 at June 30, 2003; which is down by $507,000 or 1.3% from December 31, 2002.

      COMPREHENSIVE INCOME. Total comprehensive income for the quarters ended June 30, 2003 and 2002 was $328,000 and $893,000, respectively.


TABLE II - INVESTMENT SECURITIES
                 (In thousands)

A comparison of the book values and the estimated market values of investment securities is as follows:

                                                             June 30, 2003
                                          ---------------------------------------------------
                                             HELD TO MATURITY            AVAILABLE FOR SALE
                                          AMORTIZED      MARKET       AMORTIZED        MARKET
                                            COST         VALUE          COST           VALUE
                                          ---------------------       -----------------------
U.S. Treasury                              $1,601        $1,632        $    --        $    --
U.S. Government Agencies                        0             0         12,878         13,031
Mortgaged-backed                                0             0         10,699         10,861
State & Political Subdivisions                  0             0         12,304         13,138
Equity                                          0             0            184            184
                                           ------        ------        -------        -------
                              TOTAL        $1,601        $1,632        $36,065        $37,214
                                           ======        ======        =======        =======


                                                           December 31, 2002
                                          ---------------------------------------------------
                                             HELD TO MATURITY            AVAILABLE FOR SALE
                                          AMORTIZED      MARKET       AMORTIZED        MARKET
                                            COST         VALUE          COST           VALUE
                                          ---------------------       -----------------------
U.S. Treasury                              $2,104        $2,148        $     0        $     0
U.S. Government Agencies                        0             0         15,937         16,199
Mortgaged-backed                                0             0          8,481          8,724
State & Political Subdivisions                  0             0         11,930         12,614
Equity                                          0             0            184            184
                                           ------        ------        -------        -------
                              TOTAL        $2,104        $2,148        $36,532        $37,721
                                           ======        ======        =======        =======

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

Nonperforming assets totaled $3,000 at both June 30, 2003 and December 31, 2002. The composition of nonperforming assets is illustrated below:

Nonperforming loans:                             June 30, 2003   Dec. 31,2002
                                                 -------------   ------------
(In thousands)

Loans on nonaccrual                                 $    3           $    3
Restructured loans which are not
    on nonaccrual                                        0                0
                                                    ------           ------
      Total nonperforming loans                          3                3

Other real estate and repossessed assets
    received in complete or partial
    satisfaction of loan obligations                     0                0
                                                    ------           ------
      TOTAL NONPERFORMING ASSETS                    $    3           $    3
                                                    ======           ======

Loans past due 90 days or more as to
    principal or interest, but which are not
    on nonaccrual                                   $   42           $    4
                                                    ======           ======


TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
           (In thousands)

                                                      June 30, 2003     Dec. 31,2002
                                                      -------------     ------------
Beginning balance                                       $    627          $    605

Charge-offs:
    Commercial, financial and agricultural loans               0                 0
    Real estate construction loans                             0                (4)
    Real estate mortgage loans                                (1)                0
    Installment loans to individuals                          (4)              (16)
                                                        --------          --------
        Total charge-offs                                     (5)              (20)
                                                        --------          --------

Recoveries:
    Commercial, financial and agricultural loans               0                 0
    Real estate construction loans                             0                 0
    Real estate mortgage loans                                 0                 0
    Installment loans to individuals                           5                 0
                                                        --------          --------

        Total recoveries                                       5                 0
                                                        --------          --------

Net (charge-offs) recoveries                                   0               (20)
                                                        --------          --------

Provision charged against income                              21                42
                                                        --------          --------

Balance at end of period                                $    648          $    627
                                                        ========          ========

Ratio of net (charge-offs) recoveries during the
    period to average loans outstanding
    during the period                                       0.00%           -0.05%
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

                                            June 30, 2003                    December 31, 2002
                                      ---------------------------       --------------------------

                                                       % OF LOANS                       % OF LOANS
                                                        TO TOTAL                         TO TOTAL
                                       AMOUNT            LOANS           AMOUNT            LOANS
                                      ---------------------------       --------------------------
Commercial, financial and
  agricultural loans                  $    150            21%           $    156           21%
Real estate construction loans              11             3%                 14            4%
Real estate mortgage loans                 254            61%                249           61%
Consumer loans                             233            15%                208           14%
Industrial revenue bonds                     0             0%                  0            0%
                                      --------                          --------
                                      $    648           100%           $    627          100%
                                      ========                          ========


      DEPOSITS. As of June 30, 2003 total deposits have decreased by $4,470,000 or 5.3% from December 31, 2002. Noninterest bearing deposits increased by $1,720,000 or 5.8% from December 31, 2002 to June 30, 2003. Interest bearing deposits decreased by $6,190,000 or 11.2% from December 31, 2002 to June 30, 2003.

      CAPITAL. Shareholders' equity totaled $14,113,000 at June 30, 2003, compared to $13,632,000 at December 31, 2002. The increase is primarily the result of net income during the current period which was partially offset by an unrealized reduction in the market value of securities available for sale. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.

TABLE VI - CAPITAL RATIOS

                                             -------------   -------------
AMERICAN BANK & TRUST COMPANY                June 30, 2003   Dec. 31, 2002
                                             -------------   -------------
                (Bank subsidiary)
Risk-based capital:
    Tier 1 risk-based capital ratio             29.26%          26.99%
    Total risk-based capital ratio              30.51%          28.24%
    Leverage ratio                              13.89%          13.78%

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

         32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

         32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

         32.3 Disclosure of approval by the Company's Audit Committee for the performance of nonaudit services by the Company's Independent Auditors

         32.4 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

         32.5 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

    (b)  Reports on Form 8-K
            NONE



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.


                                                   AMERICAN BANCORP, INC.
                                                 --------------------------
                                                        (Registrant)


        August 7, 2003                           /s/ Salvador L. Diesi, Sr.
--------------------------------                 -------------------------------
             DATE                                Salvador L. Diesi, Sr.
                                                 Chairman of the Board/President

        August 7, 2003                           /s/ Ronald J. Lashute
--------------------------------                 -------------------------------
             DATE                                Ronald J. Lashute
                                                 Secretary/Treasurer
                                                 of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002 by the Chief Executive Officer

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002 by the Chief Financial Officer

32.1     Certification pursuant to 18 U.S.C. Section 1350 by the
         Company's Principal Executive Officer

32.2     Certification pursuant to 18 U.S.C. Section 1350 by the
         Company's Principal Financial Officer

32.3 Disclosure of approval by the Company's Audit Committee for the performance of nonaudit services by the Company's
         Independent Auditors

32.4 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

32.5 Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer