Form 10-Q
period 2003-09-30
AMERICAN BANCORP INC/LA
filed 2003-11-06
CIK 721238

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

                         Commission File Number 0-11928


                             AMERICAN BANCORP, INC.
       -------------------------------------------------------------------
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


                                 (337) 948-3056
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
       -------------------------------------------------------------------
       (Former name, address, fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $5 Par Value----115,987 shares as of October 31, 2003

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                                 (In Thousands)


                                                                                              Sept. 30, 2003      Dec. 31, 2002
                                                                                             ----------------    ----------------
ASSETS
                                                                                                (Unaudited)           (Note 1)

    Cash on deposit with subsidiary                                                          $             23    $             50
    Investment in subsidiary                                                                           14,138              13,577
    Due from subsidiary                                                                                    80                  14
                                                                                             ----------------    ----------------

                      TOTAL ASSETS                                                           $         14,241    $         13,641
                                                                                             ================    ================


LIABILITIES


    Accrued income taxes payable                                                             $             75    $              9
                                                                                             ----------------    ----------------

                      TOTAL LIABILITIES                                                      $             75    $              9
                                                                                             ----------------    ----------------


SHAREHOLDERS' EQUITY


Common stock, $5 par value; authorized
 10,000,000 shares; issued 120,000 shares;
 115,987 and 116,183 shares outstanding,
 respectively                                                                                $            600    $            600
Surplus                                                                                                 2,150               2,150
Retained earnings                                                                                      11,129              10,343
Treasury stock,  4,013 and 3,817 shares at cost,
 respectively                                                                                            (263)               (245)
Net unrealized gain (loss) on securities
 available for sale, net of tax                                                                           550                 784
                                                                                             ----------------    ----------------

                      TOTAL  SHAREHOLDERS'  EQUITY                                           $         14,166    $         13,632
                                                                                             ----------------    ----------------

                      TOTAL LIABILITIES &  SHAREHOLDERS'  EQUITY                             $         14,241    $         13,641
                                                                                             ================    ================



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                               Sept. 30, 2003    Dec. 31, 2002
                                                               --------------    --------------
     ASSETS                                                       (Unaudited)          (Note 1)

Cash and due from banks                                        $        4,620    $        6,974
Federal funds sold                                                      5,600            10,300
                                                               --------------    --------------

    Total cash and cash equivalents                            $       10,220    $       17,274
Securities held to maturity                                             1,601             2,104
Securities available for sale                                          43,486            37,721
Loans - net of allowance for loan losses                               39,186            39,931
Bank premises and equipment                                             1,754             1,737
Other real estate                                                           0                 0
Accrued interest receivable                                               513               570
Other assets                                                              784               382
                                                               --------------    --------------

     TOTAL ASSETS                                              $       97,544    $       99,719
                                                               ==============    ==============



     LIABILITIES

Deposits:
 Noninterest-bearing demand deposits                           $       32,341    $       29,462
 Interest-bearing deposits:
    NOW accounts                                                       11,292            16,889
    Money market accounts                                               3,361             3,006
    Savings                                                            12,197            11,277
    Time deposits $100,000 or more                                      8,820             8,122
    Other time deposits                                                14,074            16,022
                                                               --------------    --------------

     Total deposits                                            $       82,085    $       84,778
Accrued interest payable                                                   53                75
Other liabilities                                                       1,240             1,234
                                                               --------------    --------------

     TOTAL LIABILITIES                                         $       83,378    $       86,087
                                                               --------------    --------------


     SHAREHOLDERS' EQUITY

Common Stock, $5 par value; authorized
  10,000,000 shares; issued 120,000 shares;
  115,987 and 116,183 shares outstanding,
  respectively                                                 $          600    $          600
Surplus                                                                 2,150             2,150
Retained earnings                                                      11,129            10,343
Treasury stock, 4,013 and 3,817 shares at cost,
     respectively                                                        (263)             (245)
Unrealized gain (loss) on securities
  available for sale, net of tax                                          550               784
                                                               --------------    --------------

     TOTAL SHAREHOLDERS' EQUITY                                $       14,166    $       13,632
                                                               --------------    --------------

     TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY                 $       97,544    $       99,719
                                                               ==============    ==============


See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands )


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------

                                                   2003            2002            2003          2002
                                               ------------    ------------    ------------    ------------

INCOME FROM SUBSIDIARY

    Dividends from bank subsidiary             $          0    $          0    $          0    $         30

OPERATING EXPENSES

    Directors fees                                        3               3               8               9
    Other expenses                                        0               0               1               1
                                               ------------    ------------    ------------    ------------

                   TOTAL EXPENSES                         3               3               9              10
                                               ------------    ------------    ------------    ------------

Earnings  before income tax
and equity in undistributed earnings of
subsidiary                                               (3)             (3)             (9)             20

Provision for income taxes                                0               0               0               0
                                               ------------    ------------    ------------    ------------

Earnings before equity in undistributed
earnings of subsidiary                                   (3)             (3)             (9)             20

Equity in undistributed earnings of
subsidiary                                              264             372             795           1,041
                                               ------------    ------------    ------------    ------------


    Net income                                 $        261    $        369    $        786    $      1,061
                                               ============    ============    ============    ============



See Notes to Consolidated Financial Statements.

                             AMERICAN BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands Except for Per Share Data)


                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                     ---------------------------   ---------------------------

                                                         2003          2002           2003           2002
                                                     ------------   ------------   ------------   ------------
INTEREST INCOME:
    Interest and fees on loans                       $        703   $        773   $      2,149   $      2,245
    Interest on investment securities:
       Taxable                                                215            347            727          1,136
       Tax-exempt                                             130            129            368            375
    Other interest                                             18             34             85             89
                                                     ------------   ------------   ------------   ------------

       TOTAL INTEREST INCOME                                1,066          1,283          3,329          3,845
                                                     ------------   ------------   ------------   ------------

INTEREST EXPENSE:
    Interest on deposits                                      164            239            546            758
    Interest on short-term borrowings                           0              0              0              0
                                                     ------------   ------------   ------------   ------------

       TOTAL INTEREST EXPENSE                                 164            239            546            758
                                                     ------------   ------------   ------------   ------------

NET INTEREST INCOME                                           902          1,044          2,783          3,087

Provision for possible loan losses                             11             11             32             32
                                                     ------------   ------------   ------------   ------------

Net interest income after provision for
    possible loan losses                                      891          1,033          2,751          3,055
                                                     ------------   ------------   ------------   ------------

NONINTEREST INCOME:
    Service charges on deposit accounts                       145            141            409            407
    Investment securities gains (losses)                        0              0              0              0
    Other                                                      39             23            110            101
                                                     ------------   ------------   ------------   ------------

       TOTAL NONINTEREST INCOME                               184            164            519            508
                                                     ------------   ------------   ------------   ------------

NONINTEREST EXPENSE:
    Salaries and employee benefits                            387            386          1,153          1,109
    Net occupancy expense                                     159            149            451            429
    Net cost of operation of O.R.E.O                            0              0              0              0
    Other                                                     199            167            665            596
                                                     ------------   ------------   ------------   ------------

       TOTAL NONINTEREST EXPENSE                              745            702          2,269          2,134
                                                     ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                    330            495          1,001          1,429

Provision for income taxes                                     69            126            215            368
                                                     ------------   ------------   ------------   ------------

   NET INCOME                                        $        261   $        369   $        786   $      1,061
                                                     ============   ============   ============   ============

Net income per share of common stock                 $       2.25   $       3.17   $       6.77   $       9.12
                                                     ============   ============   ============   ============


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           For the Nine Month Periods Ended September 30, 2003 & 2002
                                   (Unaudited)
                                 (In Thousands)


                                                                           ACCUMULATED
                                                                              OTHER
                                        STOCK                 RETAINED    COMPREHENSIVE     TREASURY    COMPREHENSIVE
                                        AMOUNT    SURPLUS     EARNINGS       INCOME          STOCK         INCOME          TOTAL
                                       --------   --------   ----------   --------------    --------    --------------    --------
Balance December 31, 2001              $    600   $  2,150   $    9,345   $          383    ($   213)   $            0    $ 12,265
Comprehensive income
  Net income (loss)                                     --        1,061               --          --             1,061       1,061
  Other comprehensive income,
    net of tax:
      Change in unrealized
      gains (losses) on securities
       available for sale                               --           --              482          --               482         482
                                                                                                        --------------

      Total comprehensive income                        --           --               --          --    $        1,543
                                                                                                        ==============

Purchase of treasury stock                              --           --               --         (32)                          (32)
Dividends paid                                          --           --               --          --                            --
                                       --------   --------   ----------   --------------    --------                      --------

Balance , September 30, 2002           $    600   $  2,150   $   10,406   $          865    $   (245)                     $ 13,776
                                       ========   ========   ==========   ==============    ========                      ========


Balance December 31, 2002              $    600   $  2,150   $   10,343   $          784    ($   245)   $            0    $ 13,632
Comprehensive income
  Net income (loss)                                     --          786               --          --               786         786
  Other comprehensive income,
    net of tax:
      Change in unrealized gains
       (losses) on securities
        available for sale                              --           --             (234)         --              (234)       (234)
                                                                                                        --------------

      Total comprehensive income                        --           --               --          --    $          552
                                                                                                        ==============

Purchase of treasury stock                              --           --               --         (18)                          (18)
Dividends paid                                          --                            --          --                            --
                                       --------   --------   ----------   --------------    --------                      --------

Balance , September 30, 2003           $    600   $  2,150   $   11,129   $          550    $   (263)                     $ 14,166
                                       ========   ========   ==========   ==============    ========                      ========


    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                              Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                  2003              2002
                                                                             --------------    --------------
OPERATING ACTIVITIES
  Net income                                                                 $          786    $        1,061
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Discount accretion, net of premium amortization
       on investment securities                                                         (93)             (194)
     Depreciation                                                                       131               124
     Amortization of software                                                            39                36
     Provision for loan loss                                                             32                31
     (Gain) loss on disposal of assets                                                    2                 0
     (Increase) decrease in assets:
           Other real estate owned                                                        0                 0
           Accrued interest receivable                                                   57                31
           Other assets                                                                 (83)              (54)
     Increase (decrease) in liabilities:
            Accrued interest payable                                                    (22)              (51)
            Other liabilities                                                           142               587
                                                                             --------------    --------------

        Net cash provided by operating activities                            $          991    $        1,571
                                                                             --------------    --------------

INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits with banks                $           --    $           99
  Proceeds from sales & maturities of securities available for sale                  19,705            14,814
  Proceeds from sales & maturities of securities held to maturity                       500             1,800
  Purchases of securities available for sale                                        (25,729)          (15,095)
  Purchases of securities held to maturity                                                0            (1,603)
  (Increase) decrease in loans                                                          713            (2,549)
  Purchases of property & equipment                                                    (283)             (152)
  Proceeds from sale of property & equipment                                              0                 0
  Other                                                                                (225)                0
                                                                             --------------    --------------

        Net cash provided by (used in)  investing activities                 $       (5,319)   $       (2,686)
                                                                             --------------    --------------


FINANCING ACTIVITIES
  Increase (decrease) in demand deposits, transaction
     accounts and savings                                                    $       (1,458)   $       (2,572)
  Increase (decrease) in time deposits                                               (1,251)            1,010
  Dividends paid                                                                          0                 0
  Purchase of treasury stock                                                            (17)              (33)
                                                                             --------------    --------------

        Net cash provided by (used in) financing activities                  $       (2,726)   $       (1,595)
                                                                             --------------    --------------

        Increase (decrease) in cash and cash equivalents                     $       (7,054)   $       (2,710)

     Cash and cash equivalents at beginning of year                                  17,274            14,246
                                                                             --------------    --------------

     Cash and cash equivalents at end of period                              $       10,220    $       11,536
                                                                             ==============    ==============

 SUPPLEMENTAL DISCLOSURES:
     Cash payments for:
         Interest expense                                                    $          568    $          810
                                                                             ==============    ==============

         Income taxes                                                        $          191    $          364
                                                                             ==============    ==============

    See Notes to Consolidated Financial Statements

                             AMERICAN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 1 - A BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 3 - RELATED PARTIES

                  Directors, executive officers, and 10% shareholders and their related interest had loans outstanding totaling $1,242,000 at September 30, 2003.

NOTE 4- EARNINGS PER SHARE

                  The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 115,987 and 116,250 for the quarters ended September 30, 2003 and 2002, respectively and during each nine month period of 116,018 and 116,352 for the nine month periods ended September 30, 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      Management's Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

         The Company reported net income of $786,000 for the first nine months of 2003 compared to $1,061,000 for the same period of 2002. On a per share basis, the net income was $6.77 for the first nine months of 2003 compared to $9.12 for the same period of 2002 and $2.25 for the quarter ended September 30, 2003 compared to $3.17 for the same quarter of 2002. The Company recorded a provision for possible loan losses of $32,000 for the nine month periods ended September 30, 2003 and 2002. Net interest income decreased 9.8% to $2,783,000 for the first nine months of 2003 compared to $3,087,000 for the same period of 2002.

         Total assets were $97,544,000 at September 30, 2003, a decrease of $2,175,000 from December 31, 2002. Loans decreased by $745,000 or 1.9% from $39,931,000 at December 31, 2002 to $39,186,000 at September 30, 2003. Deposits
decreased by $2,693,000 or 3.2% from $84,778,000 at December 31, 2002 to
$82,085,000 at September 30, 2003.

RESULTS OF OPERATIONS

      NET INTEREST INCOME. Net interest income for the nine months ended September 30, 2003 totaled $2,783,000, a $304,000 decrease from the same period in 2002. The greatest contributing factors to this decrease were decreases in the yield from investment securities and loans, which were partially offset by decreases in the interest paid on deposits. The overall effect of volume and rate changes on net interest income during the three month period ended September 30, 2003 was unfavorable.

         PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $32,000 for the first nine months of both 2003 and 2002. As a percentage of outstanding loans, the allowance for possible loan losses was 1.7% and 1.5% at September 30, 2003 and December 31, 2002, respectively. The provision is determined by the level of net chargeoffs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

         NONINTEREST INCOME. For the first nine months of 2003 noninterest income increased $11,000 or 2.2% compared to the same period of 2002.

Other noninterest income increased by $9,000 or 8.9% compared to the same period of 2002. The increase is the result of an incease in income from rental of bank premises for the first nine months of 2003.

There were no securities gains in the nine month periods ended September 30, 2003 and 2002.

         NONINTEREST EXPENSE. For the first nine months of 2003, noninterest expense increased $135,000 or 6.3% compared to the same period in 2002.

Salaries and employee benefits, the largest component of noninterest expense, increased by $44,000 or 4.0% for the first nine months of 2003 as compared to the same period in 2002. This increase was attributed mostly to an overall increase in salaries and adjustments to accruals for deferred compensation.

Net occupancy expense increased by $22,000 or 5.1% for the first nine months of 2003 as compared to the same period in 2002.

         INCOME TAXES. The Company recorded provisions for income taxes of $215,000 for the nine month period ended September 30, 2003 as compared to $368,000 for the same period of 2002.

FINANCIAL CONDITION

         LOANS. Loans were $39,186,000 at September 30, 2003; down by $745,000 or 1.9% from December 31, 2002.

TABLE I - COMPOSITION OF LOAN PORTFOLIO
                 (In thousands)


                                                               Sept. 30, 2003   Dec. 31, 2002
                                                               --------------   --------------
Commercial, financial and agricultural loans                   $        8,487   $        8,288
Real estate construction loans                                            730            1,750
Real estate mortgage loans                                             24,687           24,906
Consumer loans                                                          5,941            5,614
Industrial revenue bonds                                                    0                0
                                                               --------------   --------------

      TOTAL LOANS                                              $       39,845   $       40,558

Allowance for possible loan losses                                        659              627
Unearned income                                                             0                0
                                                               --------------   --------------

                                                               $       39,186   $       39,931
                                                               ==============   ==============

      SECURITIES HELD TO MATURITY. Securities held to maturity were $1,601,000 at September 30, 2003; down by $503,000 or 23.91% from December 31, 2002.

      SECURITIES AVAILABLE FOR SALE. Securities available for sale were $43,486,000 at September 30, 2003; up by $5,765,000 or 15.28% from December 31,
2002.


TABLE II - INVESTMENT SECURITIES
           (In thousands)

A comparison of the book value and estimated market value of investment securities is as follows:


                                                                 September 30, 2003
                                           -----------------------------------------------------------------
                                                   HELD TO MATURITY                 AVAILABLE FOR SALE

                                             AMORTIZED         MARKET          AMORTIZED           MARKET
                                               COST            VALUE             COST              VALUE
                                           --------------   --------------   --------------   --------------
U.S. Treasury                              $        1,601   $        1,622   $           --   $           --
U.S.  Government Agencies                               0                0           18,420           18,474
Mortgaged-backed securities                             0                0            9,339            9,429
State & Political Subdivisions                          0                0           14,709           15,399
Equity securities                                       0                0              184              184
                                           --------------   --------------   --------------   --------------

                    TOTAL                  $        1,601   $        1,622   $       42,652   $       43,486
                                           ==============   ==============   ==============   ==============


                                                                 December 31, 2002
                                         -----------------------------------------------------------------
                                                 HELD TO MATURITY               AVAILABLE FOR SALE

                                           AMORTIZED          MARKET          AMORTIZED        MARKET
                                             COST             VALUE             COST           VALUE
                                         --------------   --------------   --------------   --------------
U.S. Treasury                            $        2,104   $        2,148   $           --   $           --
U.S.  Government Agencies                             0                0           15,937           16,199
Mortgaged-backed securities                           0                0            8,481            8,724
State & Political Subdivisions                        0                0           11,930           12,614
Equity securities                                     0                0              184              184
                                         --------------   --------------   --------------   --------------

                    TOTAL                $        2,104   $        2,148   $       36,532   $       37,721
                                         ==============   ==============   ==============   ==============

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

Nonperforming assets totaled $2,000 at September 30, 2003, and $3,000 (a 33.3 % decrease) from December 31, 2002. The composition of nonperforming assets are illustrated below:


Nonperforming loans:
(In thousands)                             Sept. 30, 2003   Dec. 31,2002
                                           --------------   --------------
Loans on nonaccrual                        $            2   $            3
Restructured loans which are not
    on nonaccrual                                       0                0
                                           --------------   --------------

      Total nonperforming loans                         2                3

Other real estate and repossessed assets
    received in complete or partial
    satisfaction of loan obligation                     0                0
                                           --------------   --------------

      TOTAL NONPERFORMING ASSETS           $            2   $            3
                                           ==============   ==============

Loans past due 90 days or more as to
    principal or interest, but not on
    nonaccrual                             $          393   $            4
                                           ==============   ==============

TABLE IV - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                   (In thousands)


                                                                          Sept. 30, 2003     Dec. 31, 2002
                                                                          --------------     --------------

Beginning balance                                                         $          627     $          605

Chargeoffs:
    Commercial, financial and agricultural loans                                       0                  0
    Real estate construction loans                                                     0                 (4)
    Real estate mortgage loans                                                        (1)                 0
    Installment loans to individuals                                                  (4)               (16)
                                                                          --------------     --------------

        Total chargeoffs                                                              (5)               (20)
                                                                          --------------     --------------
Recoveries:
    Commercial, financial and agricultural loans                                       0                  0
    Real estate - construction loans                                                   0                  0
    Real estate - mortgage loans                                                       0                  0
    Installment loans to individuals                                                   5                  0
                                                                          --------------     --------------

        Total recoveries                                                               5                  0
                                                                          --------------     --------------

Net (chargeoffs) recoveries                                                            0                (20)
                                                                          --------------     --------------

Provision charged against income                                                      32                 42
                                                                          --------------     --------------

Balance at end of period                                                  $          659     $          627
                                                                          ==============     ==============

Ratio of net (chargeoffs) recoveries during the period to average loans
    outstanding during the period                                                   0.00%             (0.05)%
                                                                          ==============     ==============

The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan chargeoffs, as well as current economic conditions and market trends.

TABLE V - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                  (In thousands)

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.


                                       September 30, 2003            December 31, 2002
                                 ----------------------------    ----------------------------

                                                  % OF LOANS                     % OF LOANS
                                                   TO TOTAL                        TO TOTAL
                                   AMOUNT           LOANS           AMOUNT          LOANS
                                 ------------    ------------    ------------    ------------
Commercial, financial and
  agricultural loans             $        157              21%   $        156              21%
Real estate construction loans              9               2%             14               4%
Real estate mortgage loans                256              62%            249              61%
Consumer loans                            237              15%            208              14%
Industrial revenue bonds                    0               0%              0               0%
                                 ------------    ------------    ------------    ------------

                                 $        659             100%   $        627             100%
                                 ============    ============    ============    ============

         DEPOSITS. As of September 30, 2003 total deposits have decreased by $2,693,000 or 3.2% from December 31, 2002. Noninterest-bearing deposits increased by $2,879,000 or 9.8% from December 31, 2002 to September 30, 2003. Interest-bearing deposits decreased by $5,572,000 or 10.1% from December 31, 2002 to September 30, 2003.

         CAPITAL. Shareholders' equity totaled $14,166,000 at September 30, 2003, compared to $13,632,000 at December 31, 2002. The increase is primarily the result of year to date net income. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a "well-capitalized" institution under regulatory guidelines.


TABLE VI - CAPITAL RATIOS



AMERICAN BANK & TRUST COMPANY                     Sept. 30, 2003    Dec. 31, 2002
                (Bank subsidiary)                 --------------    --------------
Risk-based capital:
    Tier 1 risk-based capital ratio                       29.10%            26.99%
    Total risk-based capital ratio                        30.35%            28.24%
    Leverage ratio                                        14.10%            13.78%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company's Principal Executive Officer

              31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company's Principal Financial Officer

              32.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

              32.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

              32.3 Disclosure of approval by the Company's Audit Committee for the performance of nonaudit services by the Company's Independent Auditors pursuant to 18 U.S.C. Section 1350

              32.4 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

              32.5 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer

         (b)  Repots on Form 8-K

                    NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.



                                                    AMERICAN BANCORP, INC.
                                             -----------------------------------
                                                        (Registrant)



  November 6, 2003                           /s/ Salvador L. Diesi, Sr.
----------------------                       -----------------------------------
        DATE                                 Salvador L. Diesi, Sr.
                                             Chairman of the Board and President



  November 6, 2003                           /s/ Ronald J. Lashute
----------------------                       ----------------------------------
        DATE                                 Ronald J. Lashute
                                             Secretary and Treasurer

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------
    31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 by the Company's Principal Executive Officer

    31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 by the Company's Principal Financial Officer

    32.1          Certification pursuant to 18 U.S.C. Section 1350 by the
                  Company's Principal Executive Officer

    32.2          Certification pursuant to 18 U.S.C. Section 1350 by the
                  Company's Principal Financial Officer

    32.3 Disclosure of approval by the Company's Audit Committee for the performance of nonaudit services by the Company's
                  Independent Auditors pursuant to 18 U.S.C. Section 1350

    32.4 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Executive Officer

    32.5 Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company's Principal Financial Officer