Form 10-K
period 2003-12-31
AMERICAN BANCORP INC/LA
filed 2004-03-24
CIK 721238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-11928

AMERICAN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0951347 (I.R.S. Employer Identification No.)

321 East Landry Street Opelousas, Louisiana (Address of principal executive offices)	70570 (Zip Code)

Registrant’s Telephone Number, including area code: (337) 948-3056

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ]    No [X]

The aggregate market value of the voting stock as of December 31, 2003 held by non-affiliates* of the registrant: $6,752,524.

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2003: Common Stock, $5.00 Par Value, 115,987 shares outstanding.

Documents Incorporated by Reference

Portions of the annual shareholders’ report for the year ended December 31, 2003 are incorporated by reference into Parts I and II.

     *For purposes of the computation, shares owned by Executive Officers, Directors, 5% shareholders and shares by non-affiliates whose voting rights have been assigned to Directors have been excluded.

PART I

Item 1. Business

     American Bancorp, Inc. (the Company) was incorporated under the laws of the State of Louisiana in 1982. On October 1, 1983, American Bank and Trust Company (the Bank) was reorganized as a subsidiary of the Company. Prior to October 1, 1983, the Company had no material activity. The Company is currently engaged, through its subsidiary, in banking and related business. The Bank is the Company’s principal asset and primary source of revenue.

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

     The Company’s primary assets are loans. At December 31, 2003, loans represented 39% of the Company’s total assets.

     The reserve for loan losses is comprised of specific reserves (assessed for each loan that is reviewed for impairment or for which a probable loss has been identified), general reserves and an unallocated reserve.

     The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses inherent in the loan portfolio. Reserves on loans identified as impaired are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. General reserves are established based on historical charge-offs considering factors which include risk, industry concentration and loan type, with the most recent charge-off experience weighted more heavily. The unallocated reserve, which is judgmentally determined, generally serves to compensate for the uncertainty in estimating loan losses, particularly in times of changing economic conditions, and considers the possibility of improper risk ratings and possible over or under allocations of specific reserves. It also considers the lagging impact of historical charge-off ratios in periods where future charge-offs are expected to increase or decrease significantly. The results of reviews performed by external examiners are also considered.

     The State of Louisiana, through its various departments and agencies, deposits public funds with the Bank. However, as of December 31, 2003, the State of Louisiana did not have any funds on deposit with the Bank.

Competition

     The Bank’s general market area is in St. Landry Parish, which has a population of approximately 81,939. Its primary market is Opelousas, which has a population of approximately 19,540, and has experienced little population growth over the past several years.

     The commercial banking business in St. Landry Parish is highly competitive. The Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982 have eliminated most, if not all, substantive distinctions between the services of commercial banks and thrift institutions. The Bank competes with two banks and two savings and loan institutions located in St. Landry Parish. The following is a list of banks and savings associations in this market with the total deposits and assets as of December 31, 2003.

	(In thousands of dollars)
	Assets	Deposits
First Federal Savings & Loan	$69,521	$48,819
Washington State Bank	$83,798	$69,894
American Bank and Trust Company	$100,858	$85,629
St. Landry Homestead	$184,672	$145,335
St. Landry Bank and Trust Company	$234,991	$201,764

     In addition to the institutions listed above, further competition is provided by banks and other financial institutions located in Lafayette, Louisiana, which is 20 miles south of Opelousas and Baton Rouge, Louisiana, the state capital, which is 60 miles east of St. Landry Parish.

Supervision and Regulation

     The financial services industry is extensively regulated under both federal and state law. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of Atlanta. The Bank is subject to regulation and examination by the Louisiana Office of Financial Institutions. The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the FRB to acquire a significant equity interest in any banks or bank holding companies. Under the provisions of the Gramm-Leach-Bliley Act (GLBA), the Company is eligible to engage in nonbanking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the FRB. Under the GLBA, subsidiaries of financial holding companies engaged in nonbank activities would be supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context. Although the FRB continues to be the primary “umbrella” regulator of financial holding companies, the GLBA limits the ability of the FRB to order a financial holding company subsidiary which is regulated by the SEC or a state insurance authority to provide funds or assets to an affiliated depository institution under the FRB’s “source of strength” doctrine.

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

     During 2003, the average number of full-time equivalent employees at the Bank was 45. This includes the officers of the Company that are listed under Item 10 below.

     There are no unions or bargaining units that represent the employees of the Bank. The relation between management and employees is considered to be good.

Statistical Information

     The following tables contain additional information concerning the business and operations of the Registrant and its subsidiary and should be read in conjunction with the Consolidated Financial Statements of the Registrant and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The 2003 Annual Report to Shareholders is incorporated herein by reference under Items 5, 6, 7, 7a, and 8.

Investment Portfolio

     The following table sets forth the carrying amount of Investment Securities at the dates indicated (in thousands of dollars):

	December 31,
	2003	2002	2001
Securities held to maturity:
U.S. Treasury	$1,600	$2,104	$2,306

	December 31,
	2003	2002	2001
Securities available for sale:
Mortgage-backed securities	$9,286	$8,724	$9,133
U.S. Government Agencies	17,415	16,199	14,290
State and Political subdivisions	15,722	12,614	11,477
Equity securities	184	184	149

	$42,607	$37,721	$35,049

     The following tables set forth the maturities of investment securities at December 31, 2003, 2002, and 2001 and the weighted average yields of such securities (in thousands of dollars):

	December 31, 2003
			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
U.S. Treasury	$1,600	3.15%	$-0-	—%	$-0-	—%	$-0-	—%

Securities available for sale:
U.S. Government Agencies	501	5.37%	13,038	3.22%	3,876	4.74%	—	—%
Mortgage-backed securities	65	5.10	3,051	2.23	5,631	4.51	539	6.60
State and Political Subdivisions*	1,276	5.91	9,473	6.44	4,491	6.12	482	7.28
Equity securities	184	—	—	—	—	—	—	—

Total available for sale	2,026	5.21%	25,562	4.30%	13,998	5.09%	1,021	6.92%

Total securities	$3,626	4.30%	$25,562	4.30%	$13,998	5.09%	$1,021	6.92%

	December 31, 2002
			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
U.S. Treasury	$503	4.35%	$1,602	3.15%	$—	—%	$—	—%
U.S. Government Agencies	—	—	—	—	—	—	—	—

Total held to maturity	503	4.35	1,602	3.15	-0-	—	-0-	—

Securities available for sale:
U.S. Government Agencies	12,683	4.34%	3,515	5.39%	—	—	—	—
Mortgage-backed securities	327	5.89	7,895	5.49	502	4.20	—	—
State and Political Subdivisions*	1,689	6.55	7,830	7.20	3,095	7.55	—	—
Equity securities	184	—	—	—	—	—	—	—

Total available for sale	14,883	4.57%	19,240	6.17%	3,597	7.08%	-0-	—%

Total securities	$15,386	4.56%	$20,842	5.94%	$3,597	7.08%	$-0-	—%

	December 31, 2001
			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
U.S. Treasury	$1,799	6.61%	$507	4.35%	$—	—%	$—	—%
U.S. Government Agencies	—	—	—	—	—	—	—	—

Total held to maturity	1,799	6.61	507	4.35	-0-	—	-0-	—

Securities available for sale:
U.S. Government Agencies	—	—	11,269	5.84	3,021	6.08	—	—
Mortgage-backed securities	2	8.71	2,417	5.36	3,766	6.16	2,948	6.61
State and Political Subdivisions*	976	6.83	5,976	7.21	4,108	7.34	417	8.98
Equity securities	149	—	—	—	—	—	—	—

Total available for sale	1,127	6.83	19,662	6.14	10,895	6.62	3,365	7.03

Total securities	$2,926	6.69%	$20,169	6.10%	$10,895	6.62%	$3,365	7.03%

*	Weighted average yields have been computed on a fully tax-equivalent basis assuming a rate of 34% for 2003, 2002 and 2001.

Loan Portfolio

     Loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands of dollars):

	December 31,
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$8,873	$8,288	$6,738	$6,946	$7,326
Real estate construction	937	1,750	1,690	539	949
Real estate mortgage	24,101	24,906	23,604	20,052	15,809
Installment	6,061	5,614	5,719	5,122	4,748

Total	39,972	40,558	37,751	32,659	28,832
Less:
Allowance for possible loan losses	(667)	(627)	(605)	(579)	(579)
Unearned income	—	—	—	—	—

	$39,305	$39,931	$37,146	$32,080	$28,253

Selected Loan Maturities

     The following table shows selected categories of loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the amounts indicated. Also, the amounts are classified according to the sensitivity to the changes in interest rates (in thousands).

	Maturing
	One Year	Over One
	or	to	Over
	Less (1)	5 Years	5 Years	Total
Maturity of Loans:
Commercial, financial and agricultural	$6,989	$1,884	$—	$8,873
Real estate mortgage and construction	5,540	18,201	1,297	25,038

Total	$12,529	$20,085	$1,297	$33,911

Interest Rate Sensitivity of Loans:
With predetermined interest rates	$6,853	$20,083	$1,297	$28,233
With floating interest rates (2)	5,676	2	—	5,678

Total	$12,529	$20,085	$1,297	$33,911

(l)	Includes demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts.

(2)	The floating interest rate loans generally fluctuate according to a formula based on a prime rate.

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

	December 31,
	2003	2002	2001	2000	1999
Loans accounted for on a nonaccrual basis	$12	$3	$8	$—	$70
Restructured loans which are not on nonaccrual	—	—	24	34	39

	12	3	32	34	109
Other real estate and repossessed assets received in complete or partial satisfaction of loan obligations	—	—	—	—	—

Total nonperforming assets	$12	$3	$32	$34	$109

Loans contractually past due 90 days or more as to principal or interest, but which were not on nonaccrual	$-0-	$4	$16	$11	$8

     At December 31, 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was $12,000, with the related allowance for loan losses of $-0-.

     The effect of nonperforming loans on interest income has not been substantial in the past five years. Had interest been accrued on the nonperforming loans, interest income would have been recorded in the amount of $400, $200, $500, $3,857 and $9,501 for the years 2003, 2002, 2001, 2000 and 1999, respectively. Interest income in the amount of $-0-, $-0-, $-0-, $2,490 and $2,733 on nonperforming loans during 2003, 2002, 2001, 2000 and 1999, respectively, was recorded.

     At December 31, 2003, 2002, 2001, 2000 and 1999, there were no significant commitments to lend additional funds to debtors whose loans were considered to be nonperforming.

     The Bank places loans on nonaccrual when the borrower is no longer able to make periodic interest payments due to a deterioration of the borrowers financial condition.

     At December 31, 2003, the Bank has an insignificant amount of loans for which payments are current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention, and their classification is reviewed on a monthly basis.

Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period and average loans based on daily average balances for 2003, 2002, 2001, 2000, and 1999; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to expense (in thousands of dollars):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Amount of loans outstanding at end of period	$39,972	$40,558	$37,751	$32,659	$28,832

Average amount	$39,995	$38,959	$35,534	$29,974	$26,880

Allowance for Possible Loan Losses (In thousands of dollars)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Beginning balance	$627	$605	$579	$579	$596
Provision charged against income	42	42	42	11	—

	669	647	621	590	596

Charge-offs:
Commercial, financial and agricultural loans	—	—	(3)	(3)	(13)
Real estate mortgage loans	(1)	(4)	—	—	—
Real estate construction loans	—	—	—	—	—
Installment loans	(6)	(16)	(15)	(8)	(7)

Total charge-offs	(7)	(20)	(18)	(11)	(20)

Recoveries:
Commercial, financial and agricultural loans	—	—	—	—	—
Real estate mortgage loans	—	—	—	—	—
Real estate construction loans	—	—	—	—	—
Installment loans	5	—	2	—	3

Total recoveries	5	-0-	2	-0-	3

Net (charge-offs) recoveries	(2)	(20)	(16)	(11)	(17)

Ending balance	$667	$627	$605	$579	$579

	Year Ended December 31,
	2003	2002	2001	2000	1999
Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(.00)%	(.05)%	(.05)%	(.04)%	(.06)%

     The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans at the date indicated:

Allocation of Allowance for Possible Loan Losses (In thousands of dollars)

	December 31, 2003		December 31, 2002
		% of Loans		% of Loans
		Outstanding		Outstanding
		to Total		to Total
	Allowance	Loans	Allowance	Loans
Commercial, financial and agricultural loans	$166	22.20%	$156	20.44%
Real estate construction	11	2.34	14	4.31
Real estate mortgage loans	266	60.30	249	61.41
Installment loans	224	15.16	208	13.84

	$667	100.00%	$627	100.00%

	December 31, 2001		December 31, 2000
		% of Loans		% of Loans
		Outstanding		Outstanding
		to Total		to Total
	Allowance	Loans	Allowance	Loans
Commercial, financial and agricultural loans	$113	17.85%	$115	21.27%
Real estate construction	8	4.48	4	1.65
Real estate mortgage loans	257	62.53	236	61.40
Installment loans	227	15.14	224	15.68

	$605	100.00%	$579	100.00%

	December 31, 1999
		% of Loans
		Outstanding
		to Total
	Allowance	Loans
Commercial, financial and agricultural loans	$120	25.41%
Real estate construction	5	3.29
Real estate mortgage loans	238	54.83
Installment loans	216	16.47

	$579	100.00%

Deposits

     The average amount of deposits, using daily average balances for 2003, 2002, and 2001, is summarized for the periods indicated in the following table (in thousands of dollars):

	Year December 31,
	2003	2002	2001
Non-interest bearing demand deposits	$31,804	$28,824	$27,114
Interest bearing demand deposits	15,058	13,675	11,158
Savings deposits	11,779	11,559	10,375
Time deposits	23,353	24,595	22,677

	$81,994	$78,653	$71,324

Maturities of Large-Denomination Certificate of Deposits

     The following table provides the maturities of time certificates of deposit of the Bank in amounts of $100,000 or more (in thousands):

	2003	2002	2001
Maturing in:
3 months or less	$6,852	$6,014	$4,387
Over 3 months less than 6 months	1,229	1,379	2,413
Over 6 months less than 12 months	1,204	729	511
Over 12 months	—	—	—

Total	$9,285	$8,122	$7,311

Short-Term Borrowing

     The Company did not have any short-term borrowing during the last three years ended December 31, 2003.

Return on equity and assets

     The ratio of Net Income to Average Shareholders’ Equity and to Average Total Assets, and certain other ratios, are as follows:

	Year December 31,
	2003	2002	2001
Percentage of net income to:
Average total assets	1.00%	1.38%	1.35%
Average shareholders’ equity	7.02%	9.80%	9.59%
Percentage of dividends declared per common share to net income per common share	23.78%	21.83%	20.60%
Percentage of average shareholders’ equity to daily average total assets	14.31%	14.04%	14.13%

Forward-Looking Statements

     Statements in this Report Form 10-K that are not historical facts should be considered forward-looking statements with respect to the Company. Forward-looking statements of this type speak only as of the date of this 10-K. By nature, forward-looking statements involve inherent risk and uncertainties. Various factors, including, but not limited to, economic conditions, asset quality, interest rates, loan demand and changes in the assumptions used in making the forward-looking statements, could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect subsequent circumstances, events or information, or for any other reason.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

MARKET PRICE AND DIVIDENDS DECLARED

				Dividends
Year	Quarter	High	Low	Per Share
2003	First	$88	$88	$—
	Second	89	89	—
	Third	91	91	—
	Fourth	92	92	2.00
2002	First	$79	$79	$—
	Second	79	79	—
	Third	85	85	—
	Fourth	89	89	2.40

     Note: The primary market area for American Bancorp, Inc.’s common stock is the Opelousas, Louisiana area with American Bank and Trust Company acting as registrar and transfer agent. There were approximately 503 shareholders of record at December 31, 2003.

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

Item 6. Selected Financial Data

     The information called for by Item 6 is included in Registrant’s Annual Report on page 4 in the Section titled “Summary of Operations for the Last Five Years” and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by Item 7 is included in the Registrant’s Annual Report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

     The information called for by Item 7a is included in Registrant’s Annual Report on pages 9 and 10 in the Section titled “Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiary included on pages 29 through 60 in the Annual Report are incorporated herein by reference:

     Independent Auditors’ Report

     Consolidated Balance Sheets - December 31, 2003 and 2002

     Consolidated Statements of Income - Years Ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001

     Notes to Consolidated Financial Statements

     Selected Quarterly Financial Data

Item 9. Changes in and Disagreements in Accounting and Financial Disclosure

     There have been no changes or disagreements with an independent accountant on any matter of accounting principles or practice, financial disclosure, auditing scope or procedure.

Item 9a. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the registrant’s principal Executive Officer and principal Financial Officer have concluded that the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers

     The Executive Officers of the Corporation are as follows:

Name	Age	Position Held
Salvador L. Diesi, Sr.	73	Chairman of the Board of the Corporation and the Bank since April 14, 1993 and President of the Corporation and the Bank since April 13, 1983.

Ronald J. Lashute	54	Secretary and Treasurer of the Corporation and Executive Vice- President and Chief Executive Officer of the Bank since March 1990; Director of the Corporation since December 1994; Chief Executive Officer of the Corporation since September 2002.

George H. Comeau	47	Chief Financial Officer of the Corporation since September 2002; Vice-President, Cashier and Chief Financial Officer of the Bank since March 2001.

     Executive Officers are chosen by the Board of Directors to hold office at the pleasure of the Board. Both Mr. Salvador L. Diesi, Sr. and Mr. Ronald J. Lashute have been officers of the Corporation and the Bank for more than five (5) years. Mr. Comeau has been an Executive Officer of the Corporation and the Bank for less than five (5) years.

     The family relationships among the Executive Officers of the Corporation are indicated in the list of Directors.

     The following table lists the current Directors of the Company, their principal occupation for the last five (5) years and the beneficial ownership (as determined in accordance with Rule 13d-3 of the Securities and Exchange Commission) of the Company’s outstanding common stock of each.

				Shares (6)
		Principal Occupation		Beneficially
		or Employment and	First	Owned as of
		Business Experience	Elected	February 19, 2004
Name and Address	Age	During Past 5 Years	Director	Number	Percentage
Jasper J. Artall, Sr.	62	Farmer	1998	447	.4%
(7)
Post Office Box 201 Melville, LA 71353

J. C. Diesi (1,3,7) 115 W. Smiley Street Opelousas, LA 70570	83	President of Diesi Pontiac-Cadillac- Buick, Inc., (Automobile Dealer and Service)	1958	9,622	8.3%

Salvador L. Diesi, Sr. (1,2,3,4,8) 1327 Dietlein Blvd. Opelousas, LA 70570	73	Chairman of the Board and President of the Corporation and the Bank; investor in and operator of Little Capitol of Louisiana, Inc. (Gas Station, Convenience Store and Video Poker); commercial real estate investor; investor in farming interest; and attorney at law	1973	15,621	13.5%

Alvin A. Haynes, II (7) P.O. Box 1378 Opelousas, LA 70570	56	President of Williams Funeral Home, Inc.; President of Williams Progressive Insurance Company; President of Haynes Family Funerals, Inc.; Owner of Flowers Galore	2003	231	.2%

Charles R. Jagneaux (7) P.O. Box 237 Opelousas, LA 70570	57	Clerk of Court, St. Landry Parish	2003	241	.2%

Ronald J. Lashute (2,3,5,8) 649 Southwood Drive Opelousas, LA 70570	54	Executive Vice-President of the Bank, Chief Executive Officer of the Bank and the Corporation, and Secretary and Treasurer of the Corporation	1994	16,428	14.2%

Total for Directors
(six (6) persons)				42,590	36.8%

(1)	J.C. Diesi is Salvador L. Diesi, Sr.’s uncle.

(2)	Executive Officer of the Corporation who participates in major policy making functions.

(3)	Ronald J. Lashute is a cousin of Salvador L. Diesi, Sr. and a nephew of J.C. Diesi.

(4)	Of the 15,621 shares of common stock beneficially owned by Salvador L. Diesi, Sr., 10,534 shares (9.1% of the Corporation’s outstanding common stock) are owned at record by corporations of which Mr. Diesi owns 51% or more.

(5)	Of the 16,428 shares of common stock beneficially owned by Ronald J. Lashute, 16,000 shares (13.8% of the Corporation’s outstanding common stock) are owned at record by The Diesi Family Trust. Mr. Ronald J. Lashute is the trustee of The Diesi Family Trust. The trust document gives Mr. Lashute sole voting authority with respect to the shares of the Corporation’s common stock held by the trust and authorizes him to distribute dividends in respect to shares of such stock. The trust provides that, as to each beneficiary, it will remain in effect for the life of the beneficiary or the maximum period allowed by Louisiana law, whichever is longer. See Item 12 of this Form 10-K for additional information regarding the trust.

(6)	All figures represent the number or percentage of outstanding shares of common stock.

(7)	Owns shares of common stock directly.

(8)	Owns shares of common stock directly and indirectly.

Item 11. Executive Compensation

     Directors Fees. Directors of the Corporation received a board fee of $200 per month in 2003 for their services as Directors of the Corporation. In 2003, each Director of the Bank received a board fee of $650 per month for their services as Directors of the Bank. In addition, each Director of the Bank received a cash bonus of $3,750 in 2003. Directors serving on the Bank’s Loan Discount Committee received an additional $150 per month in 2003 for their services on that committee.

     Compensation. The following table sets forth all compensation paid, distributed or accrued for the account of the persons listed below for the fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2003 by the Bank to the Executive Officers of the Corporation and the Bank.

SUMMARY COMPENSATION TABLE

		Annual
		Compensation
		Salary and
Name and		Director		Bonus	Other Annual	All Other
Principal Positions	Year	Fees($)		($)(1)	Compensation($)(2)	Compensation($)
Salvador L. Diesi,	2003	36,600	(4)	3,850	—	124	(3)
Sr., Chairman of	2002	39,810	(5)	3,900	—	106	(3)
the Board and	2001	40,610	(6)	3,300	—	198	(3)
President of the Corporation and the Bank
Ronald J. Lashute,	2003	94,261	(7)	9,600	—	15,297	(12)
Executive Vice-	2002	95,783	(8)	12,650	—	12,279	(13)
President of the	2001	89,397	(9)	10,100	—	10,818	(14)
Bank, Chief Executive Officer of the Bank and the Corporation, and Secretary and Treasurer of the Corporation
George H. Comeau,	2003	65,181	(10)	7,100	—	397	(3)
Vice-President	2002	63,483	(11)	9,150	—	326	(3)
and Cashier of	2001	50,962		7,600	—	283	(3)
the Bank and Chief Financial Officer of the Corporation and the Bank

(1)	The Bank had a cash bonus plan in 2003, 2002 and 2001, whereby a bonus was declared by the Board of Directors. The total amount of the bonus paid to all eligible employees of the Bank was $95,334, $109,081 and $70,848, respectively, for those years. In addition, cash bonuses of $3,750 in 2003, $3,750 in 2002 and $3,200 in 2001 were paid to each Director of the Bank, except that, in 2002, one (1) Director received $1,800. Cash bonuses paid to the Executive Officers of the Bank are noted in the table above.

(2)	No amounts for perquisites and other personal benefits, such as company automobiles, which may accrue to the named Executive Officers and which, in the opinion of management, are job-related and appropriate in connection with the conduct of the Corporation’s and the Bank’s affairs, are shown. The aggregate amount of such compensation does not exceed ten percent (10%) of the total annual salary and bonus reported for the named Executive Officer and no such compensation for any officer exceeds twenty-five percent (25%) of the total perquisites and other personal benefits accruing to such officer.

(3)	Represents term life insurance premiums paid by the Bank.

(4)	This amount includes $810 that was contributed by the Bank for the account of Mr. Diesi in accordance with the terms of a 401(k) Plan established by the Bank for the benefit of its employees in January 1993 (the 401(k) Plan).

(5)	This amount includes $810 that was contributed to the Bank for the account of Mr. Diesi in accordance with the terms of the 401(k) Plan.

(6)	This amount includes $810 that was contributed by the Bank for the account of Mr. Diesi in accordance with the terms of the 401(k) Plan.

(7)	This amount includes $2,828 that was contributed by the Bank for the account of Mr. Lashute in accordance with the terms of the 401(k) Plan.

(8)	This amount includes $1,998 that was contributed by the Bank for the account of Mr. Lashute in accordance with the terms of the 401(k) Plan.

(9)	This amount includes $2,012 that was contributed by the Bank for the account of Mr. Lashute in accordance with the terms of the 401(k) Plan.

(10)	This amount includes $1,956 that was contributed by the Bank for the account of Mr. Comeau in accordance with the terms of the 401(k) Plan.

(11)	This amount includes $945 that was contributed by the Bank for the account of Mr. Comeau in accordance with the terms of the 401(k) Plan.

(12)	This amount includes $14,689 of deferred compensation accrued under a supplemental executive retirement plan established by the Bank on September 1, 1995. This amount also includes $608 in term life insurance premiums paid by the Bank.

(13)	This amount includes $11,757 of deferred compensation accrued under a supplemental executive retirement plan and $522 in term life insurance premiums paid by the Bank.

(14)	This amount includes $10,238 of deferred compensation accrued under a supplemental executive retirement plan and $580 in term life insurance premiums paid by the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of February 19, 2004, information concerning the beneficial ownership of voting stock of American Bancorp, Inc., by persons who are known to the Corporation to be beneficial owners of more than five percent (5%) of the Corporation’s outstanding shares of voting common stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class of Shares Owned
Common Stock	Salvador L. Diesi, Sr.	15,621 Shares	13.5%
	1327 Dietlein Blvd.	Direct and
	Opelousas, LA 70570	Indirect(1)
Common Stock	J.C. Diesi	9,622 Shares	8.3%
	115 W. Smiley Street	Direct
	Opelousas, LA 70570
Common Stock	Ronald J. Lashute	16,428 Shares	14.2%
	649 Southwood Drive	Direct and
	Opelousas, LA 70570	Indirect(2)

(1)	Mr. Salvador L. Diesi, Sr. directly owns 5,087 shares or 4.4% of the outstanding shares of the common stock of the Corporation. In addition, he owns 10,534 shares, which is equal to 9.1% of the outstanding shares of the Corporation, indirectly, through his associations with his business.

(2)	Mr. Ronald J. Lashute directly owns 428 shares or .4% of the outstanding shares of the common stock of the Corporation. Mr. Lashute is the trustee of The Diesi Family Trust. The trust owns 16,000 shares or 13.8% of the outstanding shares of the Corporation. The trust is for the benefit of the grandchildren of Frank Diesi (a former Director of the Corporation) and Marie Diesi.

Item 13. Certain Relationships and Related Transactions

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and principal stockholders of the Corporation and of the Bank and their associates, affiliates or members of their immediate families. The transactions have been and will continue to be made on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectibility or present other unfavorable features.

     In addition, the Bank has had other transactions, as indicated below, with certain directors of the Bank. Such transactions were made in the ordinary course of business and were on terms competitive with those existing in the community at the time made.

     The Bank is obligated under a lease for the South Branch location with Little Capitol of Louisiana, Inc., which corporation is owned by Salvador L. Diesi, Sr. and a trust set up by Frank Diesi (a former Director of the Bank) and Marie Diesi for the benefit of their grandchildren. For the year ended December 31, 2003, the Bank paid Little Capitol of Louisiana, Inc. $23,071 under the terms of the lease. The initial lease expired on May 31, 1997, and was then renewed through May 31, 2002, and was renewed again through May 31, 2007.

     Additionally, the Bank had its vehicles repaired by Diesi Pontiac-Cadillac-Buick, Inc. and paid an aggregate amount of $1,566 for such repairs. Mr. J.C Diesi, a Director of the Corporation and the Bank is an owner of the car dealership.

     During 2003, the Bank purchased a vehicle at Diesi Pontiac-Cadillac-Buick, Inc. for $24,856.

Item 14. Principal Accountant Fees and Services

     Audit Fees. The aggregate fees billed by Broussard, Poche’, Lewis & Breaux, L.L.P. for professional services rendered for the audit of the Corporation’s annual financial statements for the last two (2) years and the review of the financial statements included in the Corporation’s Forms 10-Q for the last two (2) fiscal years, or for services that are normally provided by Broussard, Poche’, Lewis & Breaux, L.L.P. in connection with statutory and regulatory filings or engagements for those fiscal years, were $33,910 for 2003 and $43,400 for 2002.

     Tax Fees. The aggregate fees billed by Broussard, Poche’, Lewis & Breaux, L.L.P. for professional services rendered for tax compliance, tax advice and tax planning, which services comprised solely the preparation of the Corporation’s federal and state tax returns, were $3,000 in 2003 and $2,400 in 2002.

     Financial Information Systems Design and Implementation Fees. Broussard, Poche’, Lewis & Breaux, L.L.P. did not bill the Corporation for, or render, professional services related to financial information systems design or implementation for or on behalf of the Corporation during the most recent fiscal year.

     Audit-Related Fees. The aggregate fees billed in each of the last two (2) fiscal years of the Corporation for assurance and related services by Broussard, Poche’, Lewis & Breaux, L.L.P. that are or were reasonably related to the performance of the audit or review of the Corporation’s financial statements and that are not reported under the caption “Audit Fees” were $-0- in 2003 and 2002.

     All Other Fees. The aggregate fees billed for services rendered by Broussard, Poche’, Lewis & Breaux, L.L.P. for services, other than those described above in “Audit Fees,” “Tax Fees,” and “Audit-Related Fees,” were $12,725 for 2003 and $8,985 for 2002, which fees were billed in connection with reviews of the Corporation’s Forms 10-K, research concerning changes of organizational status, a review of investment practices, evaluations of employee benefit plans, restatement of retirement and cafeteria plan documents and an examination of electronic data processing operations.

     Other Matters. The Audit Committee of the Corporation has considered whether the provision of the services by Broussard, Poche’, Lewis & Breaux, L.L.P., other than the services described above under “Audit Fees,” is compatible with maintaining the independence of Broussard, Poche’, Lewis & Breaux, L.L.P. and has determined that the provision of such services is compatible with the independence of Broussard, Poche’, Lewis & Breaux, L.L.P. The percentage of the hours expended in Broussard, Poche’, Lewis & Breaux, L.L.P.’s engagement to audit the Corporation’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the full-time permanent employees of Broussard, Poche’, Lewis & Breaux, L.L.P. was not in excess of fifty percent (50%).

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of American Bancorp, Inc. and Subsidiary, included in pages 29 through 60 of the Registrant’s Annual Report are incorporated by reference in Item 8:

Independent Auditors’ Report
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
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

(13) 2003 Annual Report to Shareholders
(23) Consent of Independent Auditors
(31) Certification required by Rule 13a-14(a) or Rule 15d-14(a)
(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K`

None

(c)	Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Bancorp, Inc. (Registrant)
By:	/s/ Salvador L. Diesi, Sr.
Salvador L. Diesi, Sr., Chairman
of the Board of the Company and the Bank; President of the Company and the Bank

Date:	March 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Salvador L. Diesi, Sr.	/s/ Jasper J. Artall, Sr.
Salvador L. Diesi, Sr., Chairman of the Board of the Company and the Bank; President of the Company and the Bank	Jasper J. Artall, Sr., Director

Date: March 24, 2004	Date: March 24, 2004

/s/ Ronald J. Lashute	/s/ J. C. Diesi
Ronald J. Lashute, Executive Vice- President and Chief Executive Officer of the Bank; Chief Executive Officer and Secretary/Treasurer of the Company	J. C. Diesi, Director

Date: March 24, 2004	Date: March 24, 2004

/s/ Alvin A. Haynes, II	/s/ Charles R. Jagneaux
Alvin A. Haynes, II, Director	Charles R. Jagneaux, Director

Date: March 24, 2004	Date: March 24, 2004

EXHIBIT INDEX

Number	Description
13.1	2003 Annual Report to shareholders of American Bancorp, Inc.

23.1	Consent of Independent Auditors.

31.1	Certification pursuant to U.S.C. Section 1350 by the Company’s Principal Executive Officer

31.2	Certification pursuant to U.S.C. Section 1350 by the Company’s Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	Disclosure of approval by the Company’s Audit Committee for the performance of nonaudit services by the Company’s independent auditors pursuant to 18 U.S.C. Section 1350

32.4	Disclosure on controls by the Company’s principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.5	Disclosure on controls by the Company’s principal Financial Officer pursuant to 18 U.S.C. Section 1350