Form 10-Q
period 2004-03-31
AMERICAN BANCORP INC/LA
filed 2004-05-06
CIK 721238

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

Commission File Number 0-11928

AMERICAN BANCORP, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0951347

(State or other jurisdiction of incorporation or organization)	(I R S Employer I. D. Number)

321 EAST LANDRY STREET, OPELOUSAS, LA	70570

(Address of principal executive office)	(Zip Code)

(337) 948-3056

(Registrant’s telephone number, including area code)

NOT APPLICABLE

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $5 Par Value—115,987 shares as of April 30, 2004

BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 18 USC Sec. 1350
Certification Pursuant to Section 18 USC Sec. 1350
Disclosure of Approval by Audit Committee
Disclosure on Controls Pursuant to USC Sec. 1350
Disclosure on Controls Pursuant to USC Sec. 1350

AMERICAN BANCORP, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS
(In Thousands)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash on deposit with subsidiary	$25	$9
Investment in subsidiary	14,476	14,055
Due from subsidiary	77	6

TOTAL ASSETS	$14,578	$14,070

LIABILITIES
Accrued income tax payable	$71	$1
Other liabilities	—	—

TOTAL LIABILITIES	$71	$1

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 115,987 and 115,987 shares outstanding, respectively	$600	$600
Surplus	2,150	2,150
Retained earnings	11,318	11,087
Treasury stock, 4,013 and 4,013 shares at cost, respectively	(263)	(263)
Net unrealized gain (loss) on securities available for sale, net of tax	702	495

TOTAL SHAREHOLDERS’ EQUITY	$14,507	$14,069

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$14,578	$14,070

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash and due from banks	$5,133	$5,199
Federal funds sold	9,825	9,125

Total cash and cash equivalents	$14,958	$14,324
Securities held to maturity	1,600	1,600
Securities available for sale	45,065	42,607
Loans — net of allowance for loan losses	37,301	39,305
Bank premises and equipment	1,820	1,827
Other real estate	—	—
Accrued interest receivable	447	512
Other assets	772	683

TOTAL ASSETS	$101,963	$100,858

LIABILITIES
Deposits:
Non-interest bearing demand deposits	$32,550	$29,747
Interest bearing deposits:
NOW accounts	12,725	16,866
Money market accounts	4,129	3,460
Savings	14,202	12,499
Time deposits $100,000 or more	9,326	9,285
Other time deposits	13,492	13,772

Total deposits	$86,424	$85,629
Accrued interest payable	42	50
Other liabilities	990	1,110

TOTAL LIABILITIES	$87,456	$86,789

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 115,987 and 115,987 shares outstanding, respectively	$600	$600
Surplus	2,150	2,150
Retained earnings	11,318	11,087
Treasury stock, 4,013 and 4,013 shares at cost, respectively	(263)	(263)
Unrealized gain (loss) on securities available for sale, net of tax	702	495

TOTAL SHAREHOLDERS’ EQUITY	$14,507	$14,069

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,963	$100,858

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME
(Unaudited)
(In Thousands )

	Three Months Ended
	March 31,
	2004	2003
INCOME FROM SUBSIDIARY
Dividends from bank subsidiary	$50	$—
OPERATING EXPENSES
Directors fees	4	3
Other expenses	30	0

TOTAL EXPENSES	34	3
Earnings before income tax and equity in undistributed earnings of subsidiary	16	(3)
Provision for income taxes	—	—

Earnings before equity in undistributed earnings of subsidiary	16	(3)
Equity in undistributed earnings of subsidiary	215	330

Net Income	$231	$327

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except for Per Share Data)

	Three Months Ended
	March 31,
			INCREASE
	2004	2003	(DECREASE)
INTEREST INCOME:
Interest and fees on loans	$664	$722	$(58)
Interest on investment securities:
Taxable	245	289	(44)
Tax-exempt	144	122	22
Other interest	26	29	(3)

TOTAL INTEREST INCOME	1,079	1,162	(83)

INTEREST EXPENSE:
Interest on deposits	149	199	(50)
Interest on short-term borrowings	—	—	—

TOTAL INTEREST EXPENSE	149	199	(50)

NET INTEREST INCOME	930	963	(33)
Provision for possible loan losses	11	11	—

Net interest income after provision for possible loan losses	919	952	(33)

NON-INTEREST INCOME:
Service charges on deposit accounts	125	133	(8)
Investment securities gains (losses)	—	—	—
Other	28	35	(7)

TOTAL NON-INTEREST INCOME	153	168	(15)

NON-INTEREST EXPENSE:
Salaries and employee benefits	395	387	8
Net occupancy expense	152	145	7
Net cost of operation of O.R.E.O.	—	—	—
Other	239	228	11

TOTAL NON-INTEREST EXPENSE	786	760	26

INCOME BEFORE INCOME TAXES	286	360	(74)
Provision for income taxes	55	83	(28)

NET INCOME	$231	$277	$(46)

Net income per share of common stock	$1.99	$2.39	$(0.40)

See Notes to Consolidated Financial Statements

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Month Periods Ended March 31, 2004 & 2003
(Unaudited)
(In Thousands)

				ACCUMULATED
				OTHER
	COMMON		RETAINED	COMPREHENSIVE	TREASURY	COMPREHENSIVE
	STOCK	SURPLUS	EARNINGS	INCOME	STOCK	INCOME	TOTAL
Balance December 31, 2002	$600	$2,150	$10,343	$784	($245)	$0	$13,632
Comprehensive income:
Net income (loss)	—	—	277	—	—	277	277
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale	—	—	—	(107)	—	(107)	(107)

Total comprehensive income	—	—	—	—	—	$170

Purchase of treasury stock	—	—	—	—	(14)		(14)
Dividends paid	—	—	0	—	—		0

Balance , March 31, 2003	$600	$2,150	$10,620	$677	($259)		$13,788

Balance December 31, 2003	$600	$2,150	$11,087	$495	($263)	$0	$14,069
Comprehensive income:
Net income (loss)	—	—	231	—	—	231	231
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale	—	—	—	207	—	207	207

Total comprehensive income	—	—	—	—	—	$438

Purchase of treasury stock	—	—	—	—	—		—
Dividends paid	—	—	—	—	—		—

Balance , March 31, 2004	$600	$2,150	$11,318	$702	($263)		$14,507

See Notes to Consolidated Financial Statements

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$231	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion, net of premium amortization on investment securities	(76)	(55)
Depreciation of property and equipment	50	43
Amortization of computer software	12	12
Provision for loan loss	11	11
(Gain) loss on disposal of assets	—	—
(Increase) decrease in assets:
Other real estate owned	—	—
Accrued interest receivable	65	52
Other assets	(29)	(59)
Increase (decrease) in liabilities:
Accrued interest payable	(7)	(15)
Other liabilities	(227)	(326)

Net cash provided by (used in) operating activities	$30	$(60)

INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits with banks	$—	$—
Proceeds from sales & maturities of securities available for sale	4,539	8,232
Proceeds from sales & maturities of securities held to maturity	—	—
Purchases of securities available for sale	(6,609)	(4,173)
Purchases of securities held to maturity	—	—
Decrease in loans	1,993	658
Purchases of property & equipment	(127)	(19)
Other	12	(2)

Net cash provided by (used in) investing activities	$(192)	$4,696

FINANCING ACTIVITIES
Increase (decrease) in demand deposits, transaction accounts and savings	$1,035	$(2,697)
Increase (decrease) in time deposits	(239)	(444)
Dividends paid	—	—
Purchase of treasury stock	—	(14)

Net cash provided by (used in) financing activities	$796	$(3,155)

Increase in cash and cash equivalents	$634	$1,481
Cash and cash equivalents at beginning of year	14,324	17,274

Cash and cash equivalents at end of period	$14,958	$18,755

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest expense	$157	$214

Income taxes	$—	$—

See Notes to Consolidated Financial Statements

     AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 — A BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in American Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 — IMPAIRED LOANS

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

NOTE 3 — RELATED PARTIES

     Directors, executive officers, and 10% shareholders and their related interests had loans outstanding totaling $1,394,000 at March 31, 2004.

NOTE 4- EARNING PER SHARE

     The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 115,987 and 116,079 for the quarters ended March 31, 2004 and 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

     The Company reported net income of $231,000 for the first three months of 2004 compared to $277,000 for the same period of 2003. On a per share basis, the net income was $1.99 for the first three months of 2004 compared to $2.39 for the same period of 2003. The Company recorded a provision for possible loan losses of $11,000 for the three months ended both March 31, 2004 and 2003. Net interest income decreased 3.4% to $930,000 for the first three months of 2004 compared to $963,000 for the same period of 2003.

     Total assets were $101,963,000 at March 31, 2004, an increase of $1,105,000 from December 31, 2003. Loans decreased by $2,004,000 or 5.1% from $39,305,000 at December 31, 2003 to $37,301,000 at March 31, 2004. Deposits increased by $795,000 or 0.9% from $85,629,000 at December 31, 2003 to $86,424,000 at March 31, 2004.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income for the three months ended March 31, 2004 totaled $930,000, an $33,000 decrease from the same period in 2003. The greatest contributing factors to this decrease were decreases in the yields on loans and investment securities, which were partially offset by decreases in the interest paid on interest- bearing deposits and increases in the average balances of investment securities. The overall effect of volume and rate changes on net interest income during the three month period ended March 31, 2004 was unfavorable.

     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $11,000 for the first three months of both 2004 and 2003. As a percentage of outstanding loans, the allowance for possible loan losses was 1.77% and 1.67% at March 31, 2004 and December 31, 2003, respectively. The provision is determined by the level of net chargeoffs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

     NONINTEREST INCOME. For the first three months of 2004 noninterest income decreased $15,000 or 8.9% compared to the same period of 2003.

Other noninterest income decreased by $7,000 or 20.0% compared to the same period of 2003. This decrease resulted from small decreases in several different components of other noninterest income for the first quarter of 2004.

There were no securities gains in the three month periods ended March 31, 2004 and 2003.

     NONINTEREST EXPENSE. For the first three months of 2004, noninterest expense increased $26,000 or 3.4% compared to the same period in 2003.

Salaries and employee benefits, the largest component of noninterest expense, increased by $8,000 or 2.1% for the first three months of 2004 as compared to the same period in 2003. This increase was attributed to adjustments to accruals for deferred compensation, an increase in employee compensation and a decrease in the cost of employee benefits.

Net occupancy expense also increased by $7,000 or 4.8% for the first three months of 2004 as compared to the same period in 2003.

     INCOME TAXES. The Company recorded provisions for income taxes of $55,000 for the three month period ended March 31, 2004 as compared to $83,000 for the same period of 2003.

FINANCIAL CONDITION

     LOANS. Loans were $37,301,000 at March 31, 2004; down by $2,004,000 or 5.1% from December 31, 2003.

TABLE I — COMPOSITION OF LOAN PORTFOLIO (In thousands)

	March 31, 2004	Dec. 31, 2003
Commercial, financial and agricultural loans	$7,695	$8,873
Real estate construction loans	900	936
Real estate mortgage loans	23,489	24,101
Consumer loans	5,888	6,061

TOTAL LOANS	$37,972	$39,971
Allowance for possible loan losses	671	667
	$37,301	$39,304

     SECURITIES HELD TO MATURITY. Securities held to maturity were $1,600,000 at March 31, 2004; unchanged from December 31, 2003.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $45,065,000 at March 31, 2004; which is up by $2,458,000 or 5.8% from December 31, 2003.

TABLE II — INVESTMENT SECURITIES (In thousands)

A comparison of the book values and the estimated market values of investment securities is as follows:

		March 31, 2004
	HELD TO MATURITY		AVAILABLE FOR SALE
	AMORTIZED	MARKET	AMORTIZED	MARKET
	COST	VALUE	COST	VALUE
U.S. Treasury	$1,600	$1,605	$—	$—
U.S. Government Agencies	0	0	18,860	19,056
Mortgaged-backed securities	0	0	10,602	10,735
State & Political Subdivisions	0	0	14,356	15,090
Equity securities	0	0	184	184

TOTAL	$1,600	$1,605	$44,002	$45,065

		December 31, 2003
	HELD TO MATURITY		AVAILABLE FOR SALE
	AMORTIZED	MARKET	AMORTIZED	MARKET
	COST	VALUE	COST	VALUE
U.S. Treasury	$1,600	$1,614	$—	$—
U.S. Government Agencies	—	—	17,414	17,415
Mortgaged-backed securities	—	—	9,202	9,286
State & Political Subdivisions	—	—	15,056	15,722
Equity securities	—	—	184	184

TOTAL	$1,600	$1,614	$41,856	$42,607

TABLE III — NONPERFORMING ASSETS

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

Nonperforming assets totaled $0 and $12,000 at March 31, 2004 and December 31, 2003, respectively.

The composition of nonperforming assets is illustrated below:

Nonperforming loans: (In thousands)	March 31, 2004	Dec. 31, 2003
Loans on nonaccrual	$—	$12
Restructured loans which are not on nonaccrual	—	—

Total nonperforming loans	—	12
Other real estate and repossessed assets received in complete or partial satisfaction of loan obligations	—	—

TOTAL NONPERFORMING ASSETS	$—	$12

Loans past due 90 days or more as to principal or interest, but which are not on nonaccrual	$18	$—

TABLE IV — ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In thousands)

	March 31, 2004	Dec. 31, 2003
Beginning balance	$667	$627
Chargeoffs:
Commercial, financial and agricultural loans	(5)	—
Real estate construction loans	—	—
Real estate mortgage loans	—	(1)
Installment loans to individuals	(2)	(6)

Total chargeoffs	(7)	(7)

Recoveries:
Commercial, financial and agricultural loans	—	—
Real estate construction loans	—	—
Real estate mortgage loans	—	—
Installment loans to individuals	—	5

Total recoveries	—	5

Net (chargeoffs) recoveries	(7)	(2)

Provision charged against income	11	42

Balance at end of period	$671	$667

Ratio of net (chargeoffs) recoveries during the period to average loans outstanding during the period	-0.018%	0.00%

The present level of the allowance for loan losses is considered adequate to absorb future potential loan losses. In making this determination, management considered asset quality, the level of net loan chargeoffs, as well as current economic conditions and market trends.

TABLE V — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
        (In thousands)

The allowance for possible loan losses has been allocated according to the amounts deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans.

	March 31, 2004		December 31, 2003
		% OF LOANS		% OF LOANS
		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS
Commercial, financial and agricultural loans	$161	20%	$166	22%
Real estate construction loans	11	2%	11	2%
Real estate mortgage loans	270	62%	266	61%
Consumer loans	229	16%	224	15%

	$671	100%	$667	100%

     DEPOSITS. As of March 31, 2004 total deposits have decreased by $795,000 or 0.9% from December 31, 2003. Noninterest-bearing deposits increased by $2,803,000 or 9.4% from December 31, 2003 to March 31, 2004. Interest-bearing deposits decreased by $2,008,000 or 3.6% from December 31, 2003 to March 31, 2004.

     CAPITAL. Shareholders’ equity totaled $ 14,507,000 at March 31, 2004, compared to $14,069,000 at December 31, 2003. The increase resulted from net income during the current quarter and an increase in unrealized gains in the market value of securities available for sale. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a “well-capitalized” institution under regulatory guidelines.

TABLE VI — CAPITAL RATIOS

AMERICAN BANK & TRUST COMPANY	March 31, 2004	Dec. 31, 2003
(Bank subsidiary)
Risk-based capital:
Tier 1 risk-based capital ratio	29.78%	28.36%
Total risk-based capital ratio	31.03%	29.61%
Leverage ratio	13.75%	13.97%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer

32.3	Disclosure of approval by the Company’s Audit Committee for the performance of non-audit services by the Company’s Independent Auditors

32.4	Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.5	Disclosure on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer

     (b) Reports on Form 8-K

                NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

AMERICAN BANCORP, INC.

(Registrant)

May 6, 2004	/s/ Salvador L. Diesi, Sr.

DATE	Salvador L. Diesi, Sr. Chairman of the Board and President

May 6, 2004	/s/ Ronald J. Lashute

DATE	Ronald J. Lashute Secretary and Treasurer Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer

32.3	Disclosure of approval by the Company’s Audit Committee for the performance of non-audit services by the Company’s Independent Auditors pursuant to U.S.C. Section 1350

32.4	Disclosure on controls pursuant to U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.5	Disclosure on controls pursuant to U.S.C. Section 1350 by the Company’s Principal Financial Officer