Form 10-Q
period 2004-06-30
AMERICAN BANCORP INC/LA
filed 2004-08-10
CIK 721238

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common stock, $5 Par Value—115,987 shares as of July 31, 2004

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Certification Pursuant to Section 302-Principal Executive Officer
Certification Pursuant to Section 302-Principal Finanical Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
Disclosure of Approval by the Company's Audit Committee
Disclosure on Controls by Principal Executive Officer
Disclosure on Controls by Principal Financial Officer

AMERICAN BANCORP, INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS
(In Thousands)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash on deposit with subsidiary	$21	$9
Investment in subsidiary	13,864	14,055
Due from subsidiary	45	6

TOTAL ASSETS	$13,930	$14,070

LIABILITIES
Accrued income tax payable	$39	$1
Other liabilities	0	—

TOTAL LIABILITIES	$39	$1

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 115,987 and 115,987 shares outstanding, respectively	$600	$600
Surplus	2,150	2,150
Retained earnings	11,492	11,087
Treasury stock, 4,013 and 4,013 shares at cost, respectively	(263)	(263)
Net unrealized gain (loss) on securities available for sale, net of tax	(88)	495

TOTAL SHAREHOLDERS’ EQUITY	$13,891	$14,069

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$13,930	$14,070

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Cash and due from banks	$4,608	$5,199
Federal funds sold	7,975	9,125

Total cash and cash equivalents	$12,583	$14,324
Securities held to maturity	0	1,600
Securities available for sale	42,062	42,607
Loans — net of allowance for loan losses	39,601	39,305
Bank premises and equipment	1,888	1,827
Other real estate	0	—
Accrued interest receivable	454	512
Other assets	795	683

TOTAL ASSETS	$97,383	$100,858

LIABILITIES
Deposits:
Non-interest bearing demand deposits	$30,731	$29,747
Interest bearing deposits:
NOW accounts	13,845	16,866
Money market accounts	3,704	3,460
Savings	13,063	12,499
Time deposits $100,000 or more	8,638	9,285
Other time deposits	12,932	13,772

Total deposits	$82,913	$85,629
Accrued interest payable	41	50
Other liabilities	538	1,110

TOTAL LIABILITIES	$83,492	$86,789

SHAREHOLDERS’ EQUITY
Common stock, $5 par value; authorized 10,000,000 shares; issued 120,000 shares; 115,987 and 115,987 shares outstanding, respectively	$600	$600
Surplus	2,150	2,150
Retained earnings	11,492	11,087
Treasury stock, 4,013 and 4,013 shares at cost, respectively	(263)	(263)
Unrealized gain (loss) on securities available for sale, net of tax	(88)	495

TOTAL SHAREHOLDERS’ EQUITY	$13,891	$14,069

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$97,383	$100,858

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
(PARENT COMPANY ONLY)
INCOME STATEMENT
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INCOME FROM SUBSIDIARY
Dividends from bank subsidiary	$40	$0	$90	$0
OPERATING EXPENSES
Directors fees	3	3	7	6
Other expenses	41	0	71	0

TOTAL EXPENSES	44	3	78	6

Earnings before income tax and equity in undistributed earnings of subsidiary	(4)	(3)	12	(6)
Provision for income taxes	0	0	0	0

Earnings before equity in undistributed earnings of subsidiary	(4)	(3)	12	(6)
Equity in undistributed earnings of subsidiary	178	251	393	531

Net Income	$174	$248	$405	$525

See Notes to Consolidated Financial Statements.

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except for Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$652	$724	$1,316	$1,446
Interest on investment securities:
Taxable	240	223	485	512
Tax-exempt	139	116	283	238
Other interest	22	38	48	67

TOTAL INTEREST INCOME	1,053	1,101	2,132	2,263

INTEREST EXPENSE:
Interest on deposits	137	183	286	382
Interest on short-term borrowings	0	0	0	0

TOTAL INTEREST EXPENSE	137	183	286	382

NET INTEREST INCOME	916	918	1,846	1,881
Provision for possible loan losses	10	10	21	21

Net interest income after provision for possible loan losses	906	908	1,825	1,860

NON-INTEREST INCOME:
Service charges on deposit accounts	132	131	257	264
Investment securities gains (losses)	0	0	0	0
Other	24	36	52	71

TOTAL NON-INTEREST INCOME	156	167	309	335

NON-INTEREST EXPENSE:
Salaries and employee benefits	402	379	797	766
Net occupancy expense	164	147	316	292
Net cost of operation of O.R.E.O.	0	0	0	0
Other	281	238	520	466

TOTAL NON-INTEREST EXPENSE	847	764	1,633	1,524

INCOME BEFORE INCOME TAXES	215	311	501	671
Provision for income taxes	41	63	96	146

NET INCOME	$174	$248	$405	$525

Net income per share of common stock	$1.50	$2.13	$3.49	$4.52

See Notes to Consolidated Financial Statements

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Month Periods Ended June 30, 2004 & 2003
(Unaudited)
(In Thousands)

				ACCUMULATED
				OTHER		COMPREHENSIVE
	COMMON		RETAINED	COMPREHENSIVE	TREASURY	INCOME
	STOCK	SURPLUS	EARNINGS	INCOME	STOCK		TOTAL
Balance December 31, 2002	$600	$2,150	$10,343	$784	($245)	$0	$13,632
Comprehensive income:
Net income (loss)	—	—	525	—	—	525	525
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale	—	—	—	(26)	—	(26)	(26)

Total comprehensive income	—	—	—	—	—	$499

Purchase of treasury stock	—	—	—	—	(18)		(18)
Dividends paid	—	—	—	—	—		—

Balance, June 30, 2003	$600	$2,150	$10,868	$758	($263)		$14,113

Balance December 31, 2003	$600	$2,150	$11,087	$495	($263)	$0	$14,069
Comprehensive income:
Net income (loss)	—	—	405	—	—	405	405
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on securities available for sale	—	—	—	(583)	—	(583)	(583)

Total comprehensive income	—	—	—	—	—	($178)

Purchase of treasury stock	—	—	—	—	—		—
Dividends paid	—	—	—	—	—		—

Balance, June 30, 2004	$600	$2,150	$11,492	($88)	($263)		$13,891

See Notes to Consolidated Financial Statements

AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$405	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion, net of premium amortization on investment securities	(136)	(80)
Depreciation of property and equipment	108	86
Amortization of computer software	24	26
Provision for loan loss	21	21
(Gain) loss on disposal of assets	—	—
(Increase) decrease in assets:
Other real estate owned	—	—
Accrued interest receivable	58	104
Other assets	(1)	(55)
Increase (decrease) in liabilities:
Accrued interest payable	(8)	(17)
Other liabilities	(318)	(294)

Net cash provided by operating activities	$153	$316

INVESTING ACTIVITIES
Proceeds from sales & maturities of securities available for sale	$7,398	$13,898
Proceeds from sales & maturities of securities held to maturity	1,600	500
Purchases of securities available for sale	(7,600)	(13,348)
Purchases of securities held to maturity	—	—
(Increase) decrease in loans	(317)	1,549
Purchases of property & equipment	(265)	(164)
Other	6	(7)

Net cash provided by (used in) investing activities	$822	$2,428

FINANCING ACTIVITIES
Increase (decrease) in demand deposits, transaction accounts and savings	$(1,228)	$(3,372)
Increase (decrease) in time deposits	(1,488)	(1,113)
Dividends paid	—	—
Purchase of treasury stock	—	(17)

Net cash provided by (used in) financing activities	$(2,716)	$(4,502)

Increase (decrease) in cash and cash equivalents	$(1,741)	$(1,758)
Cash and cash equivalents at beginning of year	14,324	17,274

Cash and cash equivalents at end of period	$12,583	$15,516

SUPPLEMENTAL DISCLOSURES:
Cash payments for:
Interest expense	$295	$399

Income taxes	$66	$117

See Notes to Consolidated Financial Statements

AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 — A BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles of accounting for instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 3 — RELATED PARTIES

     Directors, executive officers, and 10% shareholders and their related interests had loans outstanding totaling $1,422,000 at June 30, 2004.

NOTE 4 — EARNINGS PER SHARE

     The earnings per share computations are based on weighted average number of shares outstanding during each quarter of 115,987 and 115,989 for the quarters ended June 30, 2004 and 2003, respectively and during each six month period of 115,987 and 116,034 for the six month periods ended June 30, 2004 and 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion presents a review of the major factors and trends affecting the performance of the Company and its bank subsidiary and should be read in conjunction with the accompanying consolidated financial statements and notes.

OVERVIEW

     The Company reported net income of $405,000 for the first six months of 2004 compared to $525,000 for the same period of 2003. On a per share basis, the net income was $3.49 for the first six months of 2004 compared to $4.52 for the same period of 2003. The Company recorded a provision for possible loan losses of $21,000 and $21,000 for the six months ended June 30, 2004 and 2003, respectively. Net interest income decreased 1.9% to $1,846,000 for the first six months of 2004 compared to $1,881,000 for the same period of 2003.

     Total assets were $97,383,000 at June 30, 2004, a decrease of $3,475,000 from December 31, 2003. Loans increased by $296,000 or 0.8% from $39,305,000 at December 31, 2003 to $39,601,000 at June 30, 2004. Deposits decreased by $2,716,000 or 3.2% from $85,629,000 at December 31, 2003 to $82,913,000 at June 30, 2004.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. Net interest income for the six months ended June 30, 2004 totaled $1,846,000, a $35,000 decrease from the same period in 2003. The greatest contributing factors to this decrease were decreases in the yields on investment securities and loans, which were partially offset by decreases in the interest paid on interest bearing deposits. The overall effect of volume and rate changes on net interest income during the six month period ended June 30, 2004 was unfavorable.

     PROVISION FOR POSSIBLE LOAN LOSSES. The Company recorded provisions for possible loan losses of $21,000 and $21,000 for the first six months of 2004 and 2003, respectively. As a percentage of outstanding loans, the allowance for possible loan losses was 1.7% at both June 30, 2004 and December 31, 2003. The provision is determined by the level of net chargeoffs, the size of the loan portfolio, the level of nonperforming loans, anticipated economic conditions, and review of financial condition of specific customers.

     NONINTEREST INCOME. For the first six months of 2004 noninterest income decreased $26,000 or 7.8% compared to the same period of 2003. Other noninterest income decreased by $19,000 or 26.8% compared to the same period of 2003. Most of this decrease is the result of a decrease in income earned from mortgage applications for the first six months of 2004.

There were no securities gains in the six month periods ended June 30, 2004 and 2003.

     NONINTEREST EXPENSE. For the first six months of 2004, noninterest expense increased $109,000 or 7.2% compared to the same period in 2003.

Salaries and employee benefits, the largest component of noninterest expense, increased by $31,000 or 4.0% for the first six months of 2004 as compared to the same period in 2003. This increase was attributed mostly to increases in salaries and adjustments to accruals for deferred compensation.

Net occupancy expense also increased by $24,000 or 8.2% for the first six months of 2004 as compared to the same period in 2003. This increase resulted mostly from building renovations made in 2003 and depreciation on new equipment purchased.

Other noninterest expense increased by $54,000 or 11.59% for the first six months of 2004 as compared to the same period in 2003. Most of the increase was attributed to professional fees.

     INCOME TAXES. The Company recorded provisions for income taxes of $96,000 for the six month period ended June 30, 2004 as compared to $146,000 for the same period of 2003.

FINANCIAL CONDITION

     LOANS. Loans were $40,283,000 at June 30, 2004; up by $312,000 or 0.8% from December 31, 2003.

TABLE I — COMPOSITION OF LOAN PORTFOLIO
(In thousands)

	June 30, 2004	Dec. 31, 2003
Commercial, financial and agricultural loans	$8,754	$8,873
Real estate construction loans	1,362	936
Real estate mortgage loans	24,504	24,101
Consumer loans	5,663	6,061

TOTAL LOANS	$40,283	$39,971
Allowance for possible loan losses	682	667

	$39,601	$39,304

     SECURITIES HELD TO MATURITY. There were no securities held to maturity at June 30, 2004; which is down by $1,600,000 or 100.0% from December 31, 2003.

     SECURITIES AVAILABLE FOR SALE. Securities available for sale were $42,062,000 at June 30, 2004; which is down by $545,000 or 1.3% from December 31, 2003.

     COMPREHENSIVE INCOME. Total comprehensive income (loss) for the quarters ended June 30, 2004 and 2003 was ($790,000) and $328,000, respectively.

TABLE II — INVESTMENT SECURITIES
(In thousands)

A comparison of the book values and the estimated market values of investment securities is as follows:

	June 30, 2004
	HELD TO MATURITY		AVAILABLE FOR SALE
	AMORTIZED	MARKET	AMORTIZED	MARKET
	COST	VALUE	COST	VALUE
U.S. Treasury	$—	$—	$—	$—
U.S. Government Agencies	—	—	17,857	17,528
Mortgaged-backed	—	—	9,867	9,806
State & Political Subdivisions	—	—	14,217	14,474
Equity	—	—	254	254

TOTAL	$—	$—	$42,195	$42,062

	December 31, 2003
	HELD TO MATURITY		AVAILABLE FOR SALE
	AMORTIZED	MARKET	AMORTIZED	MARKET
	COST	VALUE	COST	VALUE
U.S. Treasury	$1,600	$1,614	$—	$—
U.S. Government Agencies	—	—	17,414	17,415
Mortgaged-backed	—	—	9,202	9,286
State & Political Subdivisions	—	—	15,056	15,722
Equity	—	—	184	184

TOTAL	$1,600	$1,614	$41,856	$42,607

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

Nonperforming assets totaled $0 and $12,000 at June 30, 2004 and December 31, 2003, respectively. The composition of nonperforming assets is illustrated below:

Nonperforming loans:	June 30, 2004	Dec. 31,2003
(In thousands)
Loans on nonaccrual	$—	$12
Restructured loans which are not on nonaccrual	—	—

Total nonperforming loans	—	12
Other real estate and repossessed assets received in complete or partial satisfaction of loan obligations	—	—

TOTAL NONPERFORMING ASSETS	$—	$12

Loans past due 90 days or more as to principal or interest, but which are not on nonaccrual	$106	$—

TABLE IV — ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(In thousands)

	June 30, 2004	Dec. 31,2003
Beginning balance	$667	$627
Chargeoffs:
Commercial, financial and agricultural loans	(4)	—
Real estate construction loans	—	—
Real estate mortgage loans	—	(1)
Installment loans to individuals	(2)	(6)

Total chargeoffs	(6)	(7)

Recoveries:
Commercial, financial and agricultural loans	—	—
Real estate construction loans	—	—
Real estate mortgage loans	—	—
Installment loans to individuals	—	5

Total recoveries	0	5

Net (chargeoffs) recoveries	(6)	(2)

Provision charged against income	21	42

Balance at end of period	$682	$667

Ratio of net (chargeoffs) recoveries during the period to average loans outstanding during the period	-0.02%	0.00%

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

	June 30, 2004		December 31, 2003
		% OF LOANS		% OF LOANS
		TO TOTAL		TO TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS
Commercial, financial and agricultural loans	$167	22%	$166	22%
Real estate construction loans	12	3%	11	2%
Real estate mortgage loans	281	61%	266	61%
Consumer loans	222	14%	224	15%

	$682	100%	$667	100%

     DEPOSITS. As of June 30, 2004 total deposits have decreased by $ 2,716,000 or 3.2% from December 31, 2003. Noninterest-bearing deposits increased by $ 984,000 or 3.3% from December 31, 2003 to June 30, 2004. Interest-bearing deposits decreased by $ 3,700,000 or 6.6% from December 31, 2003 to June 30, 2004.

     CAPITAL. Shareholders’ equity totaled $ 13,891,000 at June 30, 2004, compared to $ 14,069,000 at December 31, 2003. The decrease is primarily the result of an unrealized reduction in the market value of securities available for sale which was offset by net income during the current period. Risk-based capital and leverage ratios for the Company and the bank subsidiary exceed the ratios required for the designation as a “well-capitalized” institution under regulatory guidelines.

TABLE VI — CAPITAL RATIOS

AMERICAN BANK & TRUST COMPANY
(Bank subsidiary)	June 30, 2004	Dec. 31, 2003
Risk-based capital:
Tier 1 risk-based capital ratio	29.43%	28.36%
Total risk-based capital ratio	30.68%	29.61%
Leverage ratio	13.91%	13.97%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, the bank becomes involved in legal proceedings. It is the opinion of management that the resulting liability, if any, for pending litigation is negligible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer

32.3	Disclosure of approval by the Company’s Audit Committee for the performance of nonaudit services by the Company’s Independent Auditors pursuant to 18 U.S.C. Section 1350

32.4	Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer

32.5	Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer

     (b) Repots on Form 8-K

     NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant.

AMERICAN BANCORP, INC.

(Registrant)

August 10, 2004	/s/ Salvador L. Diesi, Sr.

DATE	Salvador L. Diesi, Sr.
Chairman of the Board/President
August 10, 2004	/s/ Ronald J. Lashute

DATE	Ronald J. Lashute
Secretary/Treasurer of the Board

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer
32.3	Disclosure of approval by the Company’s Audit Committee for the performance of nonaudit services by the Company’s Independent Auditors pursuant to 18 U.S.C. Section 1350
32.4	Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Executive Officer
32.5	Disclosures on controls pursuant to 18 U.S.C. Section 1350 by the Company’s Principal Financial Officer